Form 10-Q
period 2010-06-30
SMSA CRANE ACQUISITION CORP.
filed 2010-08-04
CIK 1473287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to _____________

Commission File Number: 0-53800

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
YES ☒  NO ☐

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:August 3, 2010: 500,005

Transitional Small Business Disclosure Format (check one):               YES ☐  NO ☒

SMSA Crane Acquisition Corp.

Form 10-Q for the Quarter ended June 30, 2010

Part I
Item 1 - Financial Statements

SMSA Crane Acquisition Corp.
(a development stage company)
Balance Sheets
June 30, 2010 and December 31, 2009

	(Unaudited)	(Audited)
	June 30,	December 31,
	2010	2009
ASSETS
Current Assets
Cash on hand and in bank	$-	$-
Due from controlling shareholder	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable - trade	$-	$-
Working capital advances from controlling stockholder	15,983	8,899

Total Liabilities	15,983	8,899

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock - $0.001 par value
10,000,000 shares authorized.
None issued and outstanding	-	-
Common stock - $0.001 par value.
100,000,000 shares authorized.
500,005 shares issued and outstanding	500	500
Additional paid-in capital	500	500
Deficit accumulated during the development stage	(16,983)	(9,899)

Total Stockholders' Equity (Deficit)	(15,983)	(8,899)

Total Liabilities and Stockholders’ Equity (Deficit)	$-	$-

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

SMSA Crane Acquisition Corp.
(a development stage company)
Statements of Operations and Comprehensive Loss
Six and Three months ended June 30, 2010 and 2009 and
Period from August 1, 2007 (date of bankruptcy settlement) through June 30, 2010

(Unaudited)

					Period from
					August 1, 2007
					(date of bankruptcy
	Six months	Six months	Three months	Three months	settlement)
	ended	ended	ended	ended	through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009	2010

Revenues	$-	$-	$-	$-	$-

Operating expenses
Reorganization costs	-	-	-	-	2,916
Professional fees	5,525	-	1,450	-	12,001
Other general and
administrative costs	1,559	507	250	-	2,066

Total operating expenses	7,084	507	1,700	-	16,983

Loss from operations	(7,084)	(507)	(1,700)	-	(16,983)

Provision for income taxes	-	-	-	-	-

Net Income (Loss)	(7,084)	(507)	(1,700)	-	(16,983)

Other comprehensive income	-	-	-	-	-

Comprehensive Income (Loss)	$(7,084)	$(507)	$(1,700)	$-	$(16,983)

Loss per weighted-average share
of common stock outstanding,
computed on net loss - basic
and fully diluted	$(0.01)	$(0.00)	$(0.00)	$(0.00)	$(0.03)

Weighted-average number of
shares of common stock
outstanding - basic and
fully diluted	500,005	500,005	500,005	500,005	500,005

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

SMSA Crane Acquisition Corp.
(a development stage company)
Statement of Cash Flows
Six months ended June 30, 2010 and 2009 and
Period from August 1, 2007 (date of bankruptcy settlement) through June 30, 2010

(Unaudited)

Period from
August 1, 2007
(date of bankruptcy
	Six months	Six months	settlement)
	ended	ended	through
	June 30,	June 30,	June 30,
	2010	2009	2010
Cash Flows from Operating Activities
Net loss for the period	$(7,084)	$(507)	$(16,983)
Adjustments to reconcile net loss
to net cash provided by operating activities
Depreciation	-	-	-
(Increase) Decrease in
Accounts receivable	-	-	-
Prepaid expenses and other assets	-	-	-
Increase (Decrease) in
Accounts payable	-	-	-
Other accrued liabilities	-	-	-

Net cash provided by operating activities	(7,084)	(507)	(16,983)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Cash funded from bankruptcy trust	-	-	1,000
Working capital advances (to) from majority stockholder	7,084	507	15,983

Net cash provided by financing activities	7,084	507	16,983

Increase in Cash	-	-	-

Cash at beginning of period	-	-	-

Cash at end of period	$-	$-	$-

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid during the period	$-	$-	$-
Income taxes paid during the period	$-	$-	$-

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

SMSA Crane Acquisition Corp.
(a development stage company)
Notes to Financial Statements
June 30, 2010 and December 31, 2009

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
June 30, 2010 and December 31, 2009

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
June 30, 2010 and December 31, 2009

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

SMSA Crane Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
June 30, 2010 and December 31, 2009

Note B - Reorganization Under Chapter 11 of the U. S. Bankruptcy Code - Continued

Entries to record cancellation of “old” stock and issuance of “new” stock	Debit	Credit

Common stock - old	$10
Additional paid-in capital	490
Common stock - new		$500

Entries to record the adoption of fresh-start reporting and to eliminate the deficit

Cash due from bankruptcy creditor’s trust	$1,000
Accumulated deficit		$1,000

The effect of the Plan of Reorganization on SMSA Crane Acquisition Corp.’s balance sheet at August 1, 2007, is as follows:

		Adjustments to record confirmation of Plan
	July 31, 2007				August 1, 2007
					Reorganized
	Pre-	Debt	Exchange of	Fresh	Balance
	Confirmation	discharge	stock	start	Sheet

Cash on hand and in bank	$35,954	$(35,954)	$-	$1,000	$1,000
Accounts receivable	118,229	(118,229)	-	-	-
Prepaid expenses and other	23,923	(23,923)	-	-	-
Total current assets	178,106	(178,106)	-	1,000	1,000

Property and equipment	46,168	(46,168)	-	-	-
Accumulated depreciation	(4,988)	4,988	-	-	-
Net Property and Equipment	41,180	(41,480)	-	-	-

Total Assets	$219,286	$(219,286)	$-	$1,000	$1,000

Liabilities subject
to compromise	$709,038	$(709,038)	$-	$-	$-

Stockholders’ equity (deficit)
Common stock - new	-	-	500	-	500
Common stock - old	10	-	(10)	-	-
Additional paid-in capital	990	-	(490)	-	500
Accumulated deficit	(490,752)	489,752	-	1,000	-
Total stockholders’ deficit	(489,752)	489,752	-	1,000	1,000

Total Liabilities and
Stockholders’ Equity	$219,286	$(219,286)	$-	$1,000	$1,000

(Remainder of this page left blank intentionally)

SMSA Crane Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
June 30, 2010 and December 31, 2009

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
June 30, 2010 and December 31, 2009

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

The Company has adopted the provisions required by the Start-Up Activities topic of the FASB Accounting Standards Codification whereby all costs incurred with the incorporation and reorganization of the Company were charged to operations as incurred.

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

The Company uses the asset and liability method of accounting for income taxes.  At June 30, 2010 and December 31, 2009, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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
June 30, 2010 and December 31, 2009

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

As of June 30, 2010 and 2009, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

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

(Remainder of this page left blank intentionally)

SMSA Crane Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
June 30, 2010 and December 31, 2009

Note G - Income Taxes

The components of income tax (benefit) expense for each of the six month periods ended June 30, 2010 and 2009 and for the period from August 1, 2007 (date of bankruptcy settlement) through June 30, 2010 are as follows:

Period from
August 1, 2007
	Six months	Six months	(date of bankruptcy
	ended	ended	settlement) through
	June 30,	June 30,	June 30,
	2010	2009	2010
Federal:
Current	$-	$-	$-
Deferred	-	-	-
	-	-	-
State:
Current	-	-	-
Deferred	-	-	-
	-	-	-

Total	$-	$-	$-

As of June 30, 2010, the Company has a net operating loss carryforward of approximately $17,000 to offset future taxable income.  The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax expense (benefit) for each of the six months ended June 30, 2010 and 2009 and for the period from August 1, 2007 (date of bankruptcy settlement) through June 30, 2010 varied from the statutory rate of 34% as follows:

			Period from
			August 1, 2007
	Six months	Six months	(date of bankruptcy
	ended	ended	settlement) through
	June 30,	June 30,	June 30,
	2010	2009	2010
Statutory rate applied to
income before income taxes	$(2,400)	$(200)	$(5,800)
Increase (decrease) in income
taxes resulting from:
State income taxes	-	-	-
Other, including reserve for deferred tax asset
and application of net operating loss carryforward	2,400	200	5,800

Income tax expense	$-	$-	$-

SMSA Crane Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
June 30, 2010 and December 31, 2009

Note G - Income Taxes - Continued

The Company’s only temporary difference due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, as of June 30, 2010 and December 31, 2009, respectively, relate solely to the Company’s net operating loss carryforward(s).  This difference gives rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of June 30, 2010 and December 31, 2009, respectively:

	June 30,	December 31,
	2010	2009
Deferred tax assets
Net operating loss carryforwards	$5,800	$3,400
Less valuation allowance	(5,800)	(3,400)

Net Deferred Tax Asset	$-	$-

During the six months ended June 30, 2010 and the year ended December 31, 2009, respectively, the valuation allowance for the deferred tax asset increased by approximately $2,400 and $1,400.

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

Note I - Subsequent Events

Management has evaluated all activity of the Company through August 3, 2010 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to financial statements.

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

The Company had no revenue for either of the six or three month periods ended June 30, 2010 and 2009 or for the period from August 1, 2007 (date of bankruptcy settlement) through June 30, 2010.

General and administrative expenses for the respective six month periods ended June 30, 2010 and 2009 were approximately $7,100 and $500.  These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of periodic reports pursuant to the Exchange Act.

It is anticipated that future expenditure levels will fluctuate as the Company complies with its periodic reporting requirements and implements its business plan.

Earnings per share for the six months ended June 30, 2010 and 2009 and for the period from August 1, 2007 (date of bankruptcy settlement) through June 30, 2010 were approximately $(0.01), $(0.00) and $(0.03) based on the weighted-average shares issued and outstanding.

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

(2)
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

At June 30, 2010 and December 31, 2009, the Company had working capital of approximately $(16,000) and $(9,000), respectively.

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

Item 4 - Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2010.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

(b) Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1 - Legal Proceedings

None

Item 2 - Sales of Equity Securities and Use of Proceeds

None

Item 3 - Defaults Upon Senior Securities

None

Item 4 - (Removed and Reserved)

Item 5 - Other Information

None

Item 6 - Exhibits

31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMSA Crane Acquisition Corp.

Dated: August 4, 2010	By:	/s/ Timothy P. Halter
Timothy P. Halter
President, Chief Executive Officer,
Chief Financial Officer and Sole Director