Form 10-Q
period 2010-09-30
SMSA CRANE ACQUISITION CORP.
filed 2010-11-15
CIK 1473287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to _____________

Commission File Number: 0-53800

SMSA Crane Acquisition Corp.
(Exact name of registrant as specified in its charter)

Nevada	27-0984742
(State of incorporation)	(IRS Employer ID Number)
1397 Dominion Plaza, Suite 100, Tyler, TX 75703
(Address of principal executive offices)

(972) 233-0300
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YESNO ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

YES ☒ NO ☐State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:November 11, 2010: 10,000,005

Transitional Small Business Disclosure Format (check one):     YES ☐ NO ☒

SMSA Crane Acquisition Corp.

Form 10-Q for the Quarter ended September 30, 2010

Part I
Item 1 - Financial Statements

SMSA Crane Acquisition Corp.
(a development stage company)
Balance Sheets
September 30, 2010 and December 31, 2009

	(Unaudited)	(Audited)
	September 30,	December 31,
	2010	2009

ASSETS
Current Assets
Cash on hand and in bank	$-	$-
Due from controlling shareholder	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable - trade	$-	$-
Working capital advances from controlling stockholder	18,335	8,899

Total Liabilities	18,335	8,899

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock - $0.001 par value
10,000,000 shares authorized.
None issued and outstanding	-	-
Common stock - $0.001 par value.
100,000,000 shares authorized.
500,005 shares issued and outstanding	500	500
Additional paid-in capital	500	500
Deficit accumulated during the development stage	(19,335)	(9,899)

Total Stockholders' Equity (Deficit)	(18,335)	(8,899)

Total Liabilities and Stockholders’ Equity (Deficit)	$-	$-

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

SMSA Crane Acquisition Corp.
(a development stage company)
Statements of Operations and Comprehensive Loss
Nine and Three months ended September 30, 2010 and 2009 and
Period from August 1, 2007 (date of bankruptcy settlement) through September 30, 2010

(Unaudited)

					Period from
					August 1, 2007
					(date of
					bankruptcy
	Nine months	Nine months	Three months	Three months	settlement)
	ended	ended	ended	ended	through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009	2010

Revenues	$-	$-	$-	$-	$-

Operating expenses
Reorganization costs	-	-	-	-	2,916
Professional fees	6,450	-	925	-	12,926
Other general and
administrative costs	2,986	507	250	-	3,493

Total operating expenses	9,436	507	2,352	-	19,335

Loss from operations	(9,436)	(507)	(2,352)	-	(19,335)

Provision for income taxes	-	-	-	-	-

Net Income (Loss)	(9,436)	(507)	(2,352)	-	(19,335)

Other comprehensive income	-	-	-	-	-

Comprehensive Income (Loss)	$(9,436)	$(507)	$(2,352)	$-	$(19,335)

Loss per weighted-average share
of common stock outstanding,
computed on net loss - basic
and fully diluted	$(0.02)	$(0.00)	$(0.00)	$(0.00)	$(0.04)

Weighted-average number of
shares of common stock
outstanding - basic and
fully diluted	500,005	500,005	500,005	500,005	500,005

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

SMSA Crane Acquisition Corp.
(a development stage company)
Statement of Cash Flows
Nine months ended September 30, 2010 and 2009 and
Period from August 1, 2007 (date of bankruptcy settlement) through September 30, 2010

(Unaudited)

Period from
August 1, 2007
(date of
bankruptcy
	Nine months	Nine months	settlement)
	ended	ended	through
	September 30,	September 30,	September 30,
	2010	2009	2010

Cash Flows from Operating Activities
Net loss for the period	$(9,436)	$(507)	$(19,335)
Adjustments to reconcile net loss
to net cash provided by operating activities
Depreciation	-	-	-
(Increase) Decrease in
Accounts receivable	-	-	-
Prepaid expenses and other assets	-	-	-
Increase (Decrease) in
Accounts payable	-	-	-
Other accrued liabilities	-	-	-

Net cash provided by operating activities	(9,436)	(507)	(19,335)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Cash funded from bankruptcy trust	-	-	1,000
Working capital advances (to) from majority stockholder	9,436	507	18,335

Net cash provided by financing activities	9,436	507	19,335

Increase in Cash	-	-	-

Cash at beginning of period	-	-	-

Cash at end of period	$-	$-	$-

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid during the period	$-	$-	$-
Income taxes paid during the period	$-	$-	$-

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

SMSA Crane Acquisition Corp.
(a development stage company)
Notes to Financial Statements
September 30, 2010 and December 31, 2009

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

On November 5, 2010, the Company entered into a Share Purchase Agreement, (the “Share Purchase Agreement”), with Carolyn C. Shelton (Shelton), a resident of Tyler, Texas, pursuant to which she acquired 9,500,000 shares of our common stock for approximately $9,500 cash or $0.001 per share.  As a result of this transaction, 10,000,005 shares of our common stock are currently issued and outstanding.

Our current business plan is to own and manage income producing commercial properties in East Texas.

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
September 30, 2010 and December 31, 2009

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

We were subject to the jurisdiction of the bankruptcy court until we consummated the change of control transaction with Shelton in November 2010.  This transaction was qualified as an appropriate transaction by the bankruptcy court and we filed a certificate of compliance with the bankruptcy court which stated that the requirements of the Plan have been met, resulting in the discharge to be deemed granted.  Thereafter, the post discharge injunction provisions set forth in the Plan and the confirmation order became effective.

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

SMSA Crane Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
September 30, 2010 and December 31, 2009

Note C - Preparation of Financial Statements - Continued

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

Note D - Going Concern Uncertainty

Our current business plan is to own and manage income producing commercial properties in East Texas.  The Company has no post-bankruptcy operating history, no cash on hand, no assets and has a business plan with inherent risk.  Because of these factors, the Company’s auditors have issued an audit opinion on the Company’s financial statements which includes a statement describing our going concern status.  This means, in the auditor’s opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

The Company’s majority stockholder currently maintains the corporate status of the Company and has provided all nominal working capital support on the Company's behalf since the bankruptcy discharge date.  Because of the Company's lack of operating assets, its continuance is fully dependent upon the majority stockholder's continuing support.  The majority stockholder intends to continue the funding of nominal necessary expenses to sustain the corporate entity.  However, the Company is at the mercy of future economic trends and business operations for the Company’s majority stockholder to have the resources available to support the Company.  Should this pledge fail to provide financing, the Company has not identified any alternative sources of working capital to support the Company.

The Company's continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis.  Further, the Company faces considerable risk in it’s business plan and a potential shortfall of funding due to our inability to raise capital in the equity securities market.  If no additional operating capital is received during the next twelve months, the Company will be forced to rely on existing cash in the bank and additional funds loaned by management and/or significant stockholders.

The Company remains dependent upon additional external sources of financing; including being dependent upon its management and/or significant stockholders to provide sufficient working capital in excess of the Company’s initial capitalization to preserve the integrity of the corporate entity.

The Company anticipates offering future sales of equity securities.  However, there is no assurance that the Company will be able to obtain additional funding through the sales of additional equity securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

The Company’s articles of incorporation authorize the issuance of up to 10,000,000 shares of preferred stock and 100,000,000 shares of common stock.  The Company’s ability to issue preferred stock may limit the Company’s ability to obtain debt or equity financing as well as impede potential takeover of the Company, which takeover may be in the best interest of stockholders.  The Company’s ability to issue these authorized but unissued securities may also negatively impact our ability to raise additional capital through the sale of our debt or equity securities.

SMSA Crane Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
September 30, 2010 and December 31, 2009

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

In such a restricted cash flow scenario, the Company would be unable to complete its business plan steps, and would, instead, delay all cash intensive activities.  Without necessary cash flow, the Company may become dormant during the next twelve months, or until such time as necessary funds could be raised in the equity securities market.

While the Company is of the opinion that good faith estimates of the Company’s ability to secure additional capital in the future to reach its goals have been made, there is no guarantee that the Company will receive sufficient funding to sustain operations or implement any future business plan steps.

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

The Company uses the asset and liability method of accounting for income taxes.  At September 30, 2010 and December 31, 2009, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

SMSA Crane Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
September 30, 2010 and December 31, 2009

Note E - Summary of Significant Accounting Policies - Continued

4.	Income (Loss) per share - continued

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

As of September 30, 2010 and 2009, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

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

(Remainder of this page left blank intentionally)

SMSA Crane Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
September 30, 2010 and December 31, 2009

Note G - Income Taxes

The components of income tax (benefit) expense for each of the nine month periods ended September 30, 2010 and 2009 and for the period from August 1, 2007 (date of bankruptcy settlement) through September 30, 2010 are as follows:

Period from
August 1, 2007
(date of
bankruptcy
	Nine months	Nine months	settlement)
	ended	ended	through
	September 30,	September 30,	September 30,
	2010	2009	2010

Federal:
Current	$-	$-	$-
Deferred	-	-	-
	-	-	-
State:
Current	-	-	-
Deferred	-	-	-
	-	-	-

Total	$-	$-	$-

As of September 30, 2010, the Company has a net operating loss carryforward of approximately $19,300 to offset future taxable income.  The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax expense (benefit) for each of the nine months ended September 30, 2010 and 2009 and for the period from August 1, 2007 (date of bankruptcy settlement) through September 30, 2010 varied from the statutory rate of 34% as follows:

			Period from
			August 1, 2007
			(date of
			bankruptcy
			settlement)
	Nine months	Nine months	through
	September 30,	September 30,	September 30,
	2010	2009	2010

Statutory rate applied to
income before income taxes	$(3,200)	$(200)	$(6,600)
Increase (decrease) in income
taxes resulting from:
State income taxes	-	-	-
Other, including reserve
for deferred tax asset and
application of net operating
loss carryforward	3,200	200	6,600

Income tax expense	$-	$-	$-

SMSA Crane Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
September 30, 2010 and December 31, 2009

Note G - Income Taxes - Continued

The Company’s only temporary difference as of September 30, 2010 and December 31, 2009, respectively, relates to the Company’s net operating loss pursuant to the applicable Federal Tax Law.  As of September 30, 2010 and December 31, 2009, respectively, the deferred tax asset is as follows:

	September 30,	December 31,
	2010	2009

Deferred tax assets
Net operating loss carryforwards	$6,600	$3,400
Less valuation allowance	(6,600)	(3,400)

Net Deferred Tax Asset	$-	$-

During the nine months ended September 30, 2010 and the year ended December 31, 2009, respectively, the valuation allowance for the deferred tax asset increased by approximately $3,200 and $1,400.

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

Effective September 9, 2009, HFG transferred its Plan Shares to Halter Financial Investments, L.P. (HFI),  a Texas limited partnership controlled by Timothy P. Halter, the Company’s former sole officer and director, is also the controlling officer of HFG.

On November 5, 2010, the Company entered into a Share Purchase Agreement, (the “Share Purchase Agreement”), with Carolyn C. Shelton (Shelton), a resident of Tyler, Texas, pursuant to which she acquired 9,500,000 shares of our common stock for approximately $9,500 cash or $0.001 per share.  As a result of this transaction, 10,000,005 shares of our common stock are currently issued and outstanding.  The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration on these shares and no underwriter was used in this transaction.  Concurrent with the funding of this transaction, the Company utilized the proceeds of this transaction to partially repay indebtedness for working capital advances from the Company’s former controlling shareholder.

Note I - Subsequent Events

Management has evaluated all activity of the Company through November 11, 2010 (the issue date of the financial statements) and concluded that no subsequent events have occurred, other than disclosed above, that would require recognition in the financial statements or disclosure in the notes to financial statements.

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

SMSA Crane Acquisition Corp. (Company) was organized on September 9, 2009 as a Nevada corporation to effect the reincorporation of Senior Management Services of Crane, Inc. (Predecessor Company), a Texas corporation, mandated by the plan of reorganization.

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

On November 5, 2010, the Company entered into a Share Purchase Agreement, (the “Share Purchase Agreement”), with Carolyn C. Shelton (Shelton), a resident of Tyler, Texas, pursuant to which she acquired 9,500,000 shares of our common stock for approximately $9,500 cash or $0.001 per share.  As a result of this transaction, 10,000,005 shares of our common stock are currently issued and outstanding.

Our current business plan is to own and manage income producing commercial properties in East Texas.

(3)	Results of Operations

The Company had no revenue for either of the nine or three month periods ended September 30, 2010 and 2009 or for the period from August 1, 2007 (date of bankruptcy settlement) through September 30, 2010.

General and administrative expenses for the respective nine month periods ended September 30, 2010 and 2009 were approximately $9,400 and $500.  These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of periodic reports pursuant to the Exchange Act.

It is anticipated that future expenditure levels will fluctuate as the Company complies with its periodic reporting requirements and implements its business plan.

Earnings per share for the nine months ended September 30, 2010 and 2009 and for the period from August 1, 2007 (date of bankruptcy settlement) through September 30, 2010 were approximately $(0.02), $(0.00) and $(0.04) based on the weighted-average shares issued and outstanding.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Exchange Act unless and until such time that the Company’s executes upon its current business plan.

(4)	Liquidity and Capital Resources

At September 30, 2010 and December 31, 2009, the Company had working capital of approximately $(18,000) and $(9,000), respectively.

The Company currently has no cash on hand, no operating assets and a business plan with inherent risk.  Because of these factors, the Company’s auditors have issued an audit opinion on the Company’s financial statements which includes a statement describing our going concern status.  This means, in the auditor’s opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

Our current business plan is to own and manage income producing commercial properties in East Texas.

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

(5)	Critical Accounting Policies

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

(6)      Effect of Climate Change Legislation

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

Item 4 - Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (Certifying Officers), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 promulgated under the Exchange Act as of the end of the period covered by this Annual Report.  Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure.  Based upon that evaluation, our Certifying Officers concluded that as of such date, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the time periods specified by the SEC due to a inherent weakness in our internal controls over financial reporting due to our status as a shell corporation and having a sole officer and director.  However, our Certifying Officers believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the respective periods presented.

(b)	Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1 - Legal Proceedings

None

Item 2 - Sales of Equity Securities and Use of Proceeds

On November 5, 2010, the Company entered into a Share Purchase Agreement, (the “Share Purchase Agreement”), with Carolyn C. Shelton (Shelton), a resident of Tyler, Texas, pursuant to which she acquired 9,500,000 shares of our common stock for approximately $9,500 cash or $0.001 per share.  As a result of this transaction, 10,000,005 shares of our common stock are currently issued and outstanding.  The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration on these shares and no underwriter was used in this transaction.  Concurrent with the funding of this transaction, the Company utilized the proceeds of this transaction to partially repay indebtedness for working capital advances from the Company’s former controlling shareholder.

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

SMSA Crane Acquisition Corp.

Dated: November 15, 2010	/s/ Carolyn C. Shelton
Carolyn C. Shelton
President, Chief Executive Officer,
Chief Financial Officer and Sole Director