Form 10-Q
period 2011-06-30
SMSA CRANE ACQUISITION CORP.
filed 2011-08-08
CIK 1473287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)
☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to _____________

Commission File Number: 000-53800

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
YES  ☒  NO  ☐

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:August 3, 2011: 10,000,005

Transitional Small Business Disclosure Format (check one):    YES  ☐  NO ☒

SMSA Crane Acquisition Corp.

Form 10-Q for the Quarter ended June 30, 2011

Part I - Financial Information
Item 1 - Financial Statements

SMSA Crane Acquisition Corp.
(a development stage company)
Balance Sheets
June 30, 2011 and December 31, 2010

	(Unaudited)	(Audited)
	June 30,	December 31,
	2011	2010

ASSETS
Current Assets
Cash on hand and in bank	$5,944	$9,500

Total Assets	$5,944	$9,500

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable - trade	$-	$-

Total Liabilities	-	-

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock - $0.001 par value
10,000,000 shares authorized.
None issued and outstanding	-	-
Common stock - $0.001 par value.
100,000,000 shares authorized.
10,000,005 and 500,005 shares
issued and outstanding, respectively	10,000	10,000
Additional paid-in capital	25,985	20,485
Deficit accumulated during the development stage	(30,041)	(20 985)

Total Stockholders' Equity (Deficit)	5,944	9,500

Total Liabilities and Stockholders’ Equity (Deficit)	$5,944	$9,500

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

SMSA Crane Acquisition Corp.
(a development stage company)
Statements of Operations and Comprehensive Loss
Six and Three months ended June 30, 2011 and 2010 and
Period from August 1, 2007 (date of bankruptcy settlement) through June 30, 2011

(Unaudited)

					Period from
					August 1, 2007
					(date of
					bankruptcy
	Six months	Six months	Three months	Three months	settlement)
	ended	ended	ended	ended	through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010	2011

Revenues	$-	$-	$-	$-	$-

Operating expenses
Reorganization costs	-	-	-	-	2,916
Professional fees	4,155	5,525	1,463	1,450	18,206
Other general and
administrative costs	4,901	1,559	1,989	250	8,919

Total operating expenses	9,056	7,084	3,452	1,700	30,041

Loss from operations	(9,056)	(7,084)	(3,452)	(1,700)	(30,041)

Provision for income taxes	-	-	-	-	-

Net Income (Loss)	(9,056)	(7,084)	(3,452)	(1,700)	(30,041)

Other comprehensive income	-	-	-	-	-

Comprehensive Income (Loss)	$(9,056)	$(7,084)	$(3,452)	$(1,700)	$(30,041)

Loss per weighted-average share
of common stock outstanding,
computed on net loss - basic
and fully diluted	$(0.00)	$(0.01)	$(0.00)	$(0.00)	$(0.01)

Weighted-average number of
shares of common stock
outstanding - basic and
fully diluted	10,000,005	500,005	10,000,005	500,005	2,081,124

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

SMSA Crane Acquisition Corp.
(a development stage company)
Statement of Cash Flows
Six months ended June 30, 2011 and 2010 and
Period from August 1, 2007 (date of bankruptcy settlement) through June 30, 2011

(Unaudited)

			Period from
			August 1, 2007
			(date of
			bankruptcy
	Six months	Six months	settlement)
	ended	ended	through
	June 30,	June 30,	June 30,
	2011	2010	2011

Cash Flows from Operating Activities
Net loss for the period	$(9,056)	$(7,084)	$(30,041)
Adjustments to reconcile net loss
to net cash provided by operating activities
Depreciation	-	-	-
(Increase) Decrease in
Accounts receivable	-	-	-
Prepaid expenses and other assets	-	-	-
Increase (Decrease) in
Accounts payable	-	-	-
Other accrued liabilities	-	-	-

Net cash provided by operating activities	(9,056)	(7,084)	(30,041)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Sale of common stock	-	-	9,500
Additional capital contributed to support operations	5,500	-	5,500
Cash funded from bankruptcy trust	-	-	1,000
Working capital advances (to) from majority stockholder	-	7,084	19,985

Net cash provided by financing activities	5,500	7,084	35,985

Increase (Decrease) in Cash	(3,556)	-	5,944

Cash at beginning of period	9,500	-	-

Cash at end of period	$5,944	$-	$5,944

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid during the period	$-	$-	$-
Income taxes paid during the period	$-	$-	$-

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

SMSA Crane Acquisition Corp.
(a development stage company)
Notes to Financial Statements
June 30, 2011 and December 31, 2010

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
June 30, 2011 and December 31, 2010

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
June 30, 2011 and December 31, 2010

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

After consideration of SMSA Crane Acquisition Corp.’s debt capacity and other capital structure considerations, such as industry norms, projected earnings to fixed charges, projected earnings before interest and projected free cash flow to debt service and other applicable ratios, management determined that SMSA Crane Acquisition Corp.’s reorganization capital structure should be as follows:

Common Stock (500,005“new” shares to be issued at $0.001 par value)	$500
Additional paid-in capital	500

Total reorganized capital structure	$1,000

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
June 30, 2011 and December 31, 2010

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

Note D - Going Concern Uncertainty

The Company has no post-bankruptcy operating history, no cash on hand, no assets and has a business plan with inherent risk.  Because of these factors, the Company’s auditors have issued an audit opinion on the Company’s annual financial statements which includes a statement describing our going concern status.  This means, in the auditor’s opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

Our current business plan is to own and manage income producing commercial properties in East Texas.  However, there is no assurance that the Company will be able to successfully implement this business plan or that the execution of the same will in the appreciation of our stockholders’ investment in the Company’s common stock.

The Company's ultimate continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis.  The Company faces considerable risk in it’s business plan and a potential shortfall of funding due the potential inability to raise capital in the equity securities market.  If adequate operating capital and/or cash flows are not received during the next twelve months, the Company could become dormant until such time as necessary funds could be raised or provided as set forth in the Plan.

The Company anticipates future sales or issuances of equity securities to fulfill its business plan.  However, there is no assurance that the Company will be able to obtain additional funding through the sales of additional equity securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

The Company’s Articles of Incorporation authorize the issuance of up to 10,000,000 shares of preferred stock and 100,000,000 shares of common stock.  The Company’s ability to issue preferred stock may limit the Company’s ability to obtain debt or equity financing as well as impede potential takeover of the Company, which may be in the best interest of stockholders.  The Company’s ability to issue these authorized but unissued securities may also negatively impact our ability to raise additional capital through the sale of our debt or equity securities.

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
June 30, 2011 and December 31, 2010

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

The Company uses the asset and liability method of accounting for income taxes.  At June 30, 2011 and December 31, 2010, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

As of June 30, 2011 and 2010, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

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

SMSA Crane Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
June 30, 2011 and December 31, 2010

Note H - Income Taxes

The components of income tax (benefit) expense for each of the six month periods ended June 30, 2011 and 2010 and for the period from August 1, 2007 (date of bankruptcy settlement) through June 30, 2011 are as follows:

Period from
August 1, 2007
(date of
bankruptcy
	Six months	Six months	settlement)
	ended	ended	through
	June 30,	June 30,	June 30,
	2011	2010	2011

Federal:
Current	$-	$-	$-
Deferred	-	-	-
	-	-	-
State:
Current	-	-	-
Deferred	-	-	-
	-	-	-

Total	$-	$-	$-

As of June 30, 2011, the Company has a net operating loss carryforward of approximately $30,000 to offset future taxable income.  The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax expense (benefit) for each of the six months ended June 30, 2011 and 2010 and for the period from August 1, 2007 (date of bankruptcy settlement) through June 30, 2011 varied from the statutory rate of 34% as follows:

			Period from
			August 1, 2007
			(date of
			bankruptcy
	Six months	Six months	settlement)
	ended	ended	through
	June 30,	June 30,	June 30,
	2011	2010	2011

Statutory rate applied to
income before income taxes	$(3,100)	$(2,400)	$(10,200)
Increase (decrease) in income
taxes resulting from:
State income taxes	-	-	-
Other, including reserve for
deferred tax asset and application
of net operating loss carryforward	3,100	2,400	10,200

Income tax expense	$-	$-	$-

SMSA Crane Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
June 30, 2011 and December 31, 2010

The Company’s only temporary difference due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, as of June 30, 2011 and December 31, 2010, respectively, relate solely to the Company’s net operating loss carryforward(s).  This difference gives rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of June 30, 2011 and December 31, 2010, respectively:

	June 30,	December 31,
	2011	2010

Deferred tax assets
Net operating loss carryforwards	$10,200	$7,100
Less valuation allowance	(10,200)	(7,100)

Net Deferred Tax Asset	$-	$-

Note H - Income Taxes - Continued

During the six months ended June 30, 2011 and for the year ended December 31, 2010, respectively, the valuation allowance for the deferred tax asset increased by approximately $3,100 and $3,700.

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

Note J - Subsequent Events

Management has evaluated all activity of the Company through August 3, 2011 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to financial statements.

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

The Company had no revenue for either of the six month periods ended June 30, 2011 and 2010 or for the period from August 1, 2007 (date of bankruptcy settlement) through June 30, 2011.

General and administrative expenses for the respective six month periods ended June 30, 2011 and 2010 were approximately $9,100 and $7,100.  These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of periodic reports pursuant to the Exchange Act.

It is anticipated that future expenditure levels will fluctuate as the Company complies with its periodic reporting requirements and implements its business plan.

Earnings per share for the six months ended June 30, 2011 and 2010 and for the period from August 1, 2007 (date of bankruptcy settlement) through June 30, 2011 were approximately $(0.00), $(0.01) and $(0.01) based on the weighted-average shares issued and outstanding.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Exchange Act unless and until such time that the Company’s executes upon its current business plan.

(4)	Liquidity and Capital Resources

At June 30, 2011 and December 31, 2010, the Company had working capital of approximately $6,000 and $9,500, respectively.

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

(6)	Critical Accounting Policies

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

Item 4 - Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (Certifying Officers), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 promulgated under the Exchange Act as of the end of the period covered by this Quarterly Report.  Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure.  Based upon that evaluation, our Certifying Officers concluded that as of such date, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the time periods specified by the SEC due to a inherent weakness in our internal controls over financial reporting due to our status as a shell corporation and having a sole officer and director.  However, our Certifying Officers believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the respective periods presented.

(b)	Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1 - Legal Proceedings

None

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 - Defaults Upon Senior Securities

None

Item 4 - (Removed and Reserved)

Item 5 - Other Information

None

Item 6 - Exhibits

31.1    Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1    Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101     Interactive data files pursuant to Rule 405 of Regulation S-T.*
_______________
*To be filed by amendment.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMSA Crane Acquisition Corp.

Dated: August 8, 2011	/s/ Carolyn C. Shelton
Carolyn C. Shelton
President, Chief Executive Officer,
Chief Financial Officer and Sole Director