Form 10-Q
period 2011-09-30
SMSA CRANE ACQUISITION CORP.
filed 2011-10-31
CIK 1473287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)
☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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
YES  ☒  NO  ☐

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:October 24, 2011: 10,000,005

Transitional Small Business Disclosure Format (check one):    YES  ☐  NO ☒

SMSA Crane Acquisition Corp.

Form 10-Q for the Quarter ended September 30, 2011

Part I - Financial Information
Item 1 - Financial Statements

SMSA Crane Acquisition Corp.
(a development stage company)
Balance Sheets
September 30, 2011 and December 31, 2010

	(Unaudited)	(Audited)
	September 30,	December 31,
	2011	2010

ASSETS
Current Assets
Cash on hand and in bank	$3,680	$9,500

Total Assets	$3,680	$9,500

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable - trade	$-	$-

Total Liabilities	-	-

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock - $0.001 par value
10,000,000 shares authorized.
None issued and outstanding	-	-
Common stock - $0.001 par value.
100,000,000 shares authorized.
10,000,005 and 500,005 shares
issued and outstanding, respectively	10,000	10,000
Additional paid-in capital	30,985	20,485
Deficit accumulated during the development stage	(37,305)	(20 985)

Total Stockholders' Equity (Deficit)	3,680	9,500

Total Liabilities and Stockholders’ Equity (Deficit)	$3,680	$9,500

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

SMSA Crane Acquisition Corp.
(a development stage company)
Statements of Operations and Comprehensive Loss
Nine and Three months ended September 30, 2011 and 2010 and
Period from August 1, 2007 (date of bankruptcy settlement) through September 30, 2011

(Unaudited)

					Period from
					August 1, 2007
					(date of bankruptcy
	Nine months	Nine months	Three months	Three months	settlement)
	ended	ended	ended	ended	through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010	2011

Revenues	$-	$-	$-	$-	$-

Operating expenses
Reorganization costs	-	-	-	-	2,916
Professional fees	5,280	6,450	1,125	925	19,331
Other general and
administrative costs	11,040	2,986	6,139	1,427	15,058

Total operating expenses	16,320	9,436	7,264	2,352	37,305

Loss from operations	(16,320)	(9,436)	(7,264)	(2,352)	(37,305)

Provision for income taxes	-	-	-	-	-

Net Income (Loss)	(16,320)	(9,436)	(7,264)	(2,352)	(37,305)

Other comprehensive income	-	-	-	-	-

Comprehensive
Income (Loss)	$(16,320)	$(9,436)	$(7,264)	$(2,352)	$(37,305)

Loss per weighted-average share
of common stock outstanding,
computed on net loss - basic
and fully diluted	$(0.00)	$(0.02)	$(0.00)	$(0.00)	$(0.01)

Weighted-average number of
shares of common stock
outstanding - basic and
fully diluted	10,000,005	500,005	10,000,005	500,005	2,559,795

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

SMSA Crane Acquisition Corp.
(a development stage company)
Statement of Cash Flows
Nine months ended September 30, 2011 and 2010 and
Period from August 1, 2007 (date of bankruptcy settlement) through September 30, 2011

(Unaudited)

			Period from
			August 1, 2007
			(date of bankruptcy
			settlement)
			through
	September 30,	September 30,	September 30,
	2011	2010	2011

Cash Flows from Operating Activities
Net loss for the period	$(16,320)	$(9,436)	$(37,305)
Adjustments to reconcile net loss
to net cash provided by operating activities
Depreciation	-	-	-
(Increase) Decrease in
Accounts receivable	-	-	-
Prepaid expenses and other assets	-	-	-
Increase (Decrease) in
Accounts payable	-	-	-
Other accrued liabilities	-	-	-

Net cash provided by operating activities	(16,320)	(9,436)	(37,305)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Sale of common stock	-	-	9,500
Additional capital contributed to support operations	10,500	-	10,500
Cash funded from bankruptcy trust	-	-	1,000
Working capital advances (to) from majority stockholder	-	9,436	19,985

Net cash provided by financing activities	10,500	9,436	40,985

Increase (Decrease) in Cash	(5,820)	-	3,680

Cash at beginning of period	9,500	-	-

Cash at end of period	$3,680	$-	$3,680

Supplemental Disclosure of
Interest and Income Taxes Paid
Interest paid during the period	$-	$-	$-
Income taxes paid during the period	$-	$-	$-

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

SMSA Crane Acquisition Corp.
(a development stage company)
Notes to Financial Statements
September 30, 2011 and December 31, 2010

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
September 30, 2011 and December 31, 2010

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
September 30, 2011 and December 31, 2010

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
September 30, 2011 and December 31, 2010

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
September 30, 2011 and December 31, 2010

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

The Company uses the asset and liability method of accounting for income taxes.  At September 30, 2011 and December 31, 2010, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

As of September 30, 2011 and 2010, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

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

SMSA Crane Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
September 30, 2011 and December 31, 2010

Note H - Income Taxes

The components of income tax (benefit) expense for each of the nine month periods ended September 30, 2011 and 2010 and for the period from August 1, 2007 (date of bankruptcy settlement) through September 30, 2011 are as follows:

Period from
August 1, 2007
(date of
bankruptcy
	Nine months	Nine months	settlement)
	ended	ended	through
	September 30,	September 30,	September 30,
	2011	2010	2011

Federal:
Current	$-	$-	$-
Deferred	-	-	-
	-	-	-
State:
Current	-	-	-
Deferred	-	-	-
	-	-	-

Total	$-	$-	$-

As of September 30, 2011, the Company has a net operating loss carryforward of approximately $37,300 to offset future taxable income.  The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax expense (benefit) for each of the nine months ended September 30, 2011 and 2010 and for the period from August 1, 2007 (date of bankruptcy settlement) through September 30, 2011 varied from the statutory rate of 34% as follows:

			Period from
			August 1, 2007
			(date of
			bankruptcy
	Nine months	Nine months	settlement)
	ended	ended	through
	September 30,	September 30,	September 30,
	2011	2010	2011

Statutory rate applied to
income before income taxes	$(5,600)	$(3,200)	$(12,700)
Increase (decrease) in income
taxes resulting from:
State income taxes	-	-	-
Other, including reserve for
deferred tax asset and application
of net operating loss carryforward	5,60	3,200	12,700

Income tax expense	$-	$-	$-

The Company’s only temporary difference due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, as of September 30, 2011 and December 31, 2010, respectively, relate solely to the Company’s net operating loss carryforward(s).  This difference gives rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of September 30, 2011 and December 31, 2010, respectively:

SMSA Crane Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
September 30, 2011 and December 31, 2010

	September 30,	December 31,
	2011	2010

Deferred tax assets
Net operating loss carryforwards	$12,700	$7,100
Less valuation allowance	(12,700)	(7,100)

Net Deferred Tax Asset	$-	$-

Note H - Income Taxes - Continued

During the nine months ended September 30, 2011 and for the year ended December 31, 2010, respectively, the valuation allowance for the deferred tax asset increased by approximately $5,600 and $3,700.

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

Note J - Subsequent Events

Management has evaluated all activity of the Company through October 24, 2011 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to financial statements.

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

The Company had no revenue for either of the nine month periods ended September 30, 2011 and 2010 or for the period from August 1, 2007 (date of bankruptcy settlement) through September 30, 2011.

General and administrative expenses for the respective nine month periods ended September 30, 2011 and 2010 were approximately $16,000 and $9,400.  These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of periodic reports pursuant to the Exchange Act.

It is anticipated that future expenditure levels will fluctuate as the Company complies with its periodic reporting requirements and implements its business plan.

Earnings per share for the nine months ended September 30, 2011 and 2010 and for the period from August 1, 2007 (date of bankruptcy settlement) through September 30, 2011 were approximately $(0.00), $(0.02) and $(0.01) based on the weighted-average shares issued and outstanding.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Exchange Act unless and until such time that the Company’s executes upon its current business plan.

(4)	Liquidity and Capital Resources

At September 30, 2011 and December 31, 2010, the Company had working capital of approximately $3,700 and $9,500, respectively.

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

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SMSA Crane Acquisition Corp.

Dated: October 28, 2011	/s/ Carolyn C. Shelton
Carolyn C. Shelton
President, Chief Executive Officer,
Chief Financial Officer and Sole Director