Form 10-K
period 2011-12-31
SMSA CRANE ACQUISITION CORP.
filed 2012-02-14
CIK 1473287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-K

(Mark one)
[X]	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes [ X]              No [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post files).      Yes [X]                     No [__]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):        Yes [ X]              No [    ]

The aggregate market value of voting and non-voting common equity held by non-affiliates as of January 27, 2012 was approximately $ -0- based upon 500,005 shares held by non-affiliates and a closing market price of $0.00 per share on January 26, 2012.

As of February 9, 2012, there were 10,000,005 shares of Common Stock issued and outstanding.

SMSA Crane Acquisition Corp.
Form 10-K for the year ended December 31, 2011

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

Holders

As of January 27, 2012, there were a total of 10,000,005 shares of our common stock held by approximately 483 stockholders of record.  There are no shares of our preferred stock outstanding at the date of this report.

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

The Company had no revenue for either of the years ended December 31, 2011 or 2010 or for the period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2011, respectively.

General and administrative expenses for the respective years ended December 31, 2011 and 2010 were approximately $19,000 and $11,000.  These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of periodic reports pursuant to the Exchange Act.  During the year ended December 31, 2011, the Company incurred an additional $3,500 in expenses related to compliance with the SEC’s mandate to provide interactive data files as exhibits to its periodic filings containing financial statements.

It is anticipated that future expenditure levels will remain constant or increase as the Company complies with its periodic reporting requirements and implements its business plan.

Earnings per share for the years ended December 31, 2011 and 2010 and for the period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2011 were approximately $(0.00), $(0.01) and $(0.01) based on the weighted-average shares issued and outstanding.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Exchange Act unless and until such time that the Company’s executes upon its current business plan.

(4)	Liquidity and Capital Resources

At December 31, 2011 and 2010, the Company had working capital of approximately $700 and $9,500, respectively.

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

Management's assessment of the effectiveness of the Company's internal control over financial reporting is as of the year ended December 31, 2011.  As we are classified as a shell company and only have a sole officer and director, the Company's internal controls are deficient for the following reasons: (1) there are no entity level controls because there is only one person serving in the dual capacity of sole officer and sole director, (2) there are no segregation of duties as that same person approves and directs the payment of the Company's bills, and (3) there is no separate audit committee.  As a result, the Company's internal controls have an inherent weakness which may increase the risks of errors in financial reporting under current operations and accordingly are deficient as evaluated against the criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2011.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting, pursuant to the current appropriate laws and regulations.

Changes in Internal Control over Financial Reporting.  There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting which internal controls will remain deficient until such time as the Company completes a merger transaction or acquisition of an operating business at which time management will be able to implement effective controls and procedures.

Item 9B - Other Information

None

PART III

Item 10 - Directors, Executive Officers and Corporate Governance

The directors and executive officers serving the Company are as follows:

Name	Age	Position Held and Tenure

Carolyn C. Shelton	44	President, Chief Executive Officer
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

Involvement on Certain Material Legal Proceedings During the Past Five (5) Years

(1)	No director, officer, significant employee or consultant has been convicted in a criminal proceeding, exclusive of traffic violations or is subject to any pending criminal proceeding.

(2)
No bankruptcy petitions have been filed by or against any business or property of any director, officer, significant employee or consultant of the Company nor has any bankruptcy petition been filed against a partnership or business association where these persons were general partners or executive officers.

(3)
No director, officer, significant employee or consultant has been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.

(4)	No director, officer or significant employee has been convicted of violating a federal or state securities or commodities law.

Item 11 - Executive Compensation

The Company’s sole officer or director has not received any compensation from the Company.  In future periods, the Company anticipates that it will pay compensation to its officer(s) and/or director(s).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Carolyn C. Shelton, Principal Executive Officer	2011 2010	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-

Timothy P. Halter, Former Principal Executive Officer	2010 2009	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-

The Company has no other executive compensation issues which would require the inclusion of other mandated table disclosures.

(Remainder of this page left blank intentionally)

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

	Shares Beneficially Owned (1)
Name and address (2)	Number of Shares	Percentage (3)

Carolyn C. Shelton (4)
1397 Dominion Plaza, Suite 100
Tyler, TX 75703	9,500,000	95.0%

All Directors and	9,500,000	95.0%
Executive Officers (1 person)

(1)	On January 27, 2012, there were 10,000,005 shares of our common stock outstanding and no shares of preferred stock issued and outstanding. We have no outstanding stock options or warrants.
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

(3)
In determining the percent of voting stock owned by a person on December 31, 2011 (a) the numerator is the number of shares of common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities,  and (b) the denominator is the total of (i) the 10,000,005 shares of common stock outstanding on December 31, 2011, and (ii) any shares of common stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities.  Neither the numerator nor the denominator  includes shares which may be issued upon the exercise of any other options or warrants or the conversion of any other convertible securities.

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

	Year ended	Year ended
	December 31,	December 31,
	2011	2010

1. Audit fees	$5,850	$4,300
2. Audit-related fees	-	-
3. Tax fees	338	355
4. All other fees	-	-
5.
Totals	$6,188	$4,655

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
101      Interactive data files pursuant to Rule 405 of Regulation S-T.

(Financial statements follow on next page)

SMSA Crane Acquisition Corp.
(a development stage company)

Contents

Page

Report of Registered Independent Certified Public Accounting Firm	F-2

Financial Statements

Balance Sheets
as of December 31, 2011 and 2010	F-3

Statement of Operations and Comprehensive Loss
for each of the years ended December 31, 2011 and 2010 and
for the period from August 1, 2007 (date of bankruptcy settlement)
through December 31, 2011	F-4

Statement of Changes in Stockholders' Equity
for the period from August 1, 2007 (date of bankruptcy settlement)
through December 31, 2011	F-5

Statement of Cash Flows
for each of the years ended December 31, 2011 and 2010 and
for the period from August 1, 2007 (date of bankruptcy settlement)
through December 31, 2011	F-6

Notes to Financial Statements	F-7

LETTERHEAD OF S. W. HATFIELD, CPA

REPORT OF REGISTERED INDEPENDENT CERTIFIED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
SMSA Crane Acquisition Corp.

We have audited the accompanying balance sheets of SMSA Crane Acquisition Corp. (a Nevada corporation and a development stage company) as of December 31, 2011 and 2010 and the related statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for each of the years ended December 31, 2011 and 2010 and the period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2011.  These financial statements are the sole responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SMSA Crane Acquisition Corp. (a development stage company) as of December 31, 2011 and 2010 and the results of its operations and cash flows for each of the years ended December 31, 2011 and 2010 and the period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2011, in conformity with generally accepted accounting principles generally accepted in the United States of America.

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

/s/ S. W. Hatfield CPA
S. W. HATFIELD, CPA

Dallas, Texas
February 9, 2012

SMSA Crane Acquisition Corp.
(a development stage company)
Balance Sheets
December 31, 2011 and 2010

	December 31,	December 31,
	2011	2010

ASSETS
Current Assets
Cash on hand and in bank	$688	$9,500

Total Assets	$688	$9,500

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable - trade	$-	$-
Working capital advances from controlling stockholder	-	-

Total Liabilities	-	-

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock - $0.001 par value
10,000,000 shares authorized.
None issued and outstanding	-	-
Common stock - $0.001 par value.
100,000,000 shares authorized.
10,000,005 and 500,005 shares
issued and outstanding, respectively	10,000	10,000
Additional paid-in capital	30,985	20,485
Deficit accumulated during the development stage	(40,297)	(20,985)

Total Stockholders' Equity (Deficit)	688	9,500

Total Liabilities and Stockholders’ Equity (Deficit)	$688	$9,500

The accompanying notes are an integral part of these financial statements.

SMSA Crane Acquisition Corp.
(a development stage company)
Statements of Operations and Comprehensive Loss
Years ended December 31, 2011 and 2010 and
Period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2011

			Period from
			August 1,
			2007
			(date of
			bankruptcy
			settlement)
	Year ended	Year ended	through
	December 31,	December 31,	December 31,
	2011	2010	2011

Revenues	$-	$-	$-

Operating expenses
Reorganization costs	-	-	2,916
Professional fees	6,292	7,575	20,343
Other general and administrative costs	13,020	3,511	17,038

Total operating expenses	19,312	11,086	40,297

Loss from operations	(19,312)	(11,086)	(40,297)

Provision for income taxes	-	-	-

Net Income (Loss)	(19,312)	(11,086)	(40,297)

Other comprehensive income	-	-	-

Comprehensive Income (Loss)	$(19,312)	$(11,086)	$(40,297)

Loss per weighted-average share
of common stock outstanding,
computed on net loss - basic
and fully diluted	$(0.00)	$(0.01)	$(0.01)

Weighted-average number of shares
of common stock outstanding -
basic and fully diluted	10,000,005	1,979,513	2,983.896

The accompanying notes are an integral part of these financial statements.

SMSA Crane Acquisition Corp.
(a development stage company)
Statement of Changes in Stockholders’ Equity (Deficit)
Period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2011

				Deficit
				accumulated
			Additional	during the
	Common Stock		paid-in	development
	Shares	Amount	capital	stage	Total
Stock issued pursuant
to plan of reorganization
at bankruptcy settlement
date on August 1, 2007	500,005	$500	$500	$-	$1,000

Net loss for the period from
August 1, 2007 (date of bankruptcy
settlement) to December 31, 2007	-	-	-	(5,000)	(5,000)

Balances at December 31, 2007	500,005	500	500	(5,000)	(4,000)

Net loss for the year	-	-	-	(841)	(841)

Balances at December 31, 2008	500,005	500	500	(5,841)	(4,841)

Net loss for the year	-	-	-	(4,058)	(4,058)

Balances at December 31, 2009	500,005	500	500	(9,899)	(8,899)

Sale of common stock	9,500,000	9,500	-	-	9,500

Capital contributed to support operations	-	-	19,985	-	19,985

Net loss for the year	-	-	-	(11,086)	(11,086)

Balances at December 31, 2010	10,000,005	10,000	20,985	(20,985)	9,500

Capital contributed to support operations	-	-	10,500	-	10,500

Net loss for the year	-	-	-	(19,312)	(19,312)

Balances at December 31, 2011	10,000,005	$10,000	$30,985	(40,297)	$688

The accompanying notes are an integral part of these financial statements.

SMSA Crane Acquisition Corp.
(a development stage company)
Statement of Cash Flows
Years ended December 31, 2011 and 2010 and
Period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2011

			Period from
			August 1,
			2007
			(date of
			bankruptcy
			settlement)
	Year ended	Year ended	through
	December 31,	December 31,	December 31,
	2011	2010	2011
Cash Flows from Operating Activities
Net loss for the period	$(19,312)	$(11,086)	$(40,297)
Adjustments to reconcile net loss
to net cash provided by operating activities
Depreciation	-	-	-
(Increase) Decrease in
Accounts receivable	-	-	-
Prepaid expenses and other assets	-	-	-
Increase (Decrease) in
Accounts payable	-	-	-
Other accrued liabilities	-	-	-

Net cash provided by operating activities	(19,312)	(11,086)	(40,297)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Sale of common stock	-	9,500	9,500
Cash funded from bankruptcy trust	-	-	1,000
Working capital advances (to) from majority stockholder	10,500	11,086	30,485

Net cash provided by financing activities	10,500	20,586	40,985

Increase in Cash	(8,812)	9,500	688

Cash at beginning of period	9,500	-	-

Cash at end of period	$688	$9,500	$688

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid during the period	$-	$-	$-
Income taxes paid during the period	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

SMSA Crane Acquisition Corp.
(a development stage company)
Notes to Financial Statements
December 31, 2011 and 2010

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
December 31, 2011 and 2010

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
December 31, 2011 and 2010

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

SMSA Crane Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
December 31, 2011 and 2010

Note B - Reorganization Under Chapter 11 of the U. S. Bankruptcy Code - Continued

Entries to record cancellation of “old” stock and issuance of “new” stock	Debit	Credit

Common stock - old	$10
Additional paid-in capital	490
Common stock - new		$500

Entries to record the adoption of fresh-start reporting and to eliminate the deficit

Cash due from bankruptcy creditor’s trust	$1,000
Accumulated deficit		$1,000

The effect of the Plan of Reorganization on SMSA Crane Acquisition Corp.’s balance sheet at August 1, 2007, is as follows:

		Adjustments to record confirmation of Plan
	July 31, 2007				August 1, 2007
					Reorganized
	Pre-	Debt	Exchange of	Fresh	Balance
	Confirmation	discharge	stock	start	Sheet

Cash on hand and in bank	$35,954	$(35,954)	$-	$1,000	$1,000
Accounts receivable	118,229	(118,229)	-	-	-
Prepaid expenses and other	23,923	(23,923)	-	-	-
Total current assets	178,106	(178,106)	-	1,000	1,000

Property and equipment	46,168	(46,168)	-	-	-
Accumulated depreciation	(4,988)	4,988	-	-	-
Net Property and Equipment	41,180	(41,180)	-	-	-

Total Assets	$219,286	$(219,286)	$-	$1,000	$1,000

Liabilities subject
to compromise	$709,038	$(709,038)	$-	$-	$-

Stockholders’ equity (deficit)
Common stock - new	-	-	500	-	500
Common stock - old	10	-	(10)	-	-
Additional paid-in capital	990	-	(490)	-	500
Accumulated deficit	(490,752)	489,752	-	1,000	-
Total stockholders’ deficit	(489,752)	489,752	-	1,000	1,000

Total Liabilities and
Stockholders’ Equity	$219,286	$(219,286)	$-	$1,000	$1,000

As of August 1, 2007, in accordance with the Plan of Reorganization, the only asset of the Company was approximately $1,000 in cash transferred from the bankruptcy creditor’s trust.

SMSA Crane Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
December 31, 2011 and 2010

Note C - Preparation of Financial Statements

All financial information prior to August 1, 2007 is presented as pertaining to the Predecessor Company while all financial information presented as of and after August 1, 2007 is presented as pertaining to the Reorganized Company.  Accordingly, the Statement of Operations and Comprehensive Loss and Statement of Cash Flows present information pertaining to both the Predecessor Company and Reorganized Company.  The information presented in the Balance Sheet pertains only to the Reorganized Company at December 31, 2011 and 2010, respectively.

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
December 31, 2011 and 2010

Note D - Going Concern Uncertainty - Continued

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

The Company files income tax returns in the United States of America and various states, as appropriate and applicable.  As a result of the Company’s bankruptcy action, the Company is no longer subject to U.S. federal, state and local, as applicable, income tax examinations by regulatory taxing authorities for any period prior to January 1, 2008.  The Company does not anticipate any examinations of returns filed for periods ending on or after December 31, 2008.

The Company uses the asset and liability method of accounting for income taxes.  At December 31, 2011 and 2010, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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
December 31, 2011 and 2010

Note E - Summary of Significant Accounting Policies - Continued

4.	Income (Loss) per share - continued

As of December 31, 2011 and 2010, and subsequent thereto, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

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

Note G - Related Party Transactions

HFG managed the $1,000 in cash transferred from the bankruptcy creditor’s trust on our behalf until exhausted and contributed approximately $-0- and $11,086 during the years ended December 31, 2011 and 2010, respectively, to support our operations.  During the 4th quarter of Calendar 2010, HFG forgave all cumulative advances and the Company reclassified these advances as contributed capital and a component of additional paid-in capital in the accompanying balance sheets.

During the year ended December 31, 2011, the Company’s President contributed approximately $10,500 to support the Company’s operations.

The Company utilizes the independent stock transfer services and EDGAR filing agent services of Securities Transfer Corporation and/or STC Edgar, Inc.; affiliated companies controlled by the brother of the Company’s former President and an officer of HFI, a company stockholder.  During each of the years ended December 31, 2011 and 2010 and for the period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2011, the Company paid these respective entities approximately $12,321, $2,654 and $14,975, respectively.

(Remainder of this page left blank intentionally)

SMSA Crane Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
December 31, 2011 and 2010

Note H - Income Taxes

The components of income tax (benefit) expense for each of the years ended December 31, 2011 and 2010 and for the period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2011 are as follows:

Period from
August 1, 2007
(date of
bankruptcy
settlement)
	Year ended	Year ended	through
	December 31,	December 31,	December 31,
	2011	2010	2011

Federal:
Current	$-	$-	$-
Deferred	-	-	-
	-	-	-
State:
Current	-	-	-
Deferred	-	-	-
	-	-	-

Total	$-	$-	$-

As of December 31, 2011, the Company has a net operating loss carryforward of approximately $40,000 to offset future taxable income.  The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax expense (benefit) for each of the years ended December 31, 2011 and 2010 and for the period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2011 varied from the statutory rate of 34% as follows:

			Period from
			August 1, 2007
			(date of
			bankruptcy
			settlement)
	Year ended	Year ended	through
	December 31,	December 31,	December 31,
	2011	2010	2011

Statutory rate applied to
income before income taxes	$(6,600)	$(3,800)	$(13,700)
Increase (decrease) in income
taxes resulting from:
State income taxes	-	-	-
Other, including reserve
for deferred tax asset and
application of net operating
loss carryforward	6,600	3,800	13,700

Income tax expense	$-	$-	$-

SMSA Crane Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
December 31, 2011 and 2010

Note H - Income Taxes - Continued

The Company’s only temporary difference due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, as of December 31, 2011 and 2010, respectively, relate solely to the Company’s net operating loss carryforward(s).  This difference gives rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of December 31, 2011 and 2010, respectively:

	December 31,	December 31,
	2011	2010
Deferred tax assets
Net operating loss carryforwards	$13,700	$7,100
Less valuation allowance	(13,700)	(7,100)

Net Deferred Tax Asset	$-	$-

During the each of the years ended December 31, 2011 and 2010, respectively, the valuation allowance for the deferred tax asset increased by approximately $6,600 and $3,700.

Note I - Capital Stock Transactions

Pursuant to the Plan affirmed by the U. S. Bankruptcy Court - Northern District of Texas - Dallas Division, the Company issued 500,005 plan shares to meet the requirements of the Plan.  The 500,005 shares of the Company’s “new” common stock was issued to holders of various claims, as defined in the Plan, in settlement of all unpaid pre-confirmation obligations of the Company and/or the bankruptcy trust.

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

Note J - Subsequent Events

Management has evaluated all activity of the Company through February 9, 2012 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to financial statements.

(Remainder of this page left blank intentionally)

(Signatures follow on next page)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMSA Crane Acquisition Corp.

Dated: February 9, 2012	/s/ Carolyn C. Shelton
Carolyn C. Shelton
President, Chief Executive Officer
Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates as indicated.

Dated: February 9, 2012	/s/ Carolyn C. Shelton
Carolyn C. Shelton
President, Chief Executive Officer
Chief Financial Officer and Director