Form 10-Q
period 2012-03-31
SMSA CRANE ACQUISITION CORP.
filed 2012-05-10
CIK 1473287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)
☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

(903) 593-8885
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒ NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES  ☒ NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
YES  ☒  NO  ☐

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:May 10, 2012: 10,000,005

Transitional Small Business Disclosure Format (check one):    YES  ☐  NO ☒

SMSA Crane Acquisition Corp.

Form 10-Q for the Quarter ended March 31, 2012

Part I - Financial Information
Item 1 - Financial Statements

SMSA Crane Acquisition Corp.
(a development stage company)
Balance Sheets
March 31, 2012 and December 31, 2011

	(Unaudited)	(Audited)
	March 31,	December 31,
	2012	2011
ASSETS
Current Assets
Cash on hand and in bank	$15,023	$688

Total Assets	$15,023	$688

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable - trade	$-	$-
Working capital advances from controlling stockholder	-	-

Total Liabilities	-	-

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock - $0.001 par value
10,000,000 shares authorized.
None issued and outstanding	-	-
Common stock - $0.001 par value.
100,000,000 shares authorized.
10,000,005 shares issued and outstanding, respectively	10,000	10,000
Additional paid-in capital	49,985	30,985
Deficit accumulated during the development stage	(44,962)	(40,297)

Total Stockholders' Equity (Deficit)	15,023	688

Total Liabilities and Stockholders’ Equity (Deficit)	$15,023	$688

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

SMSA Crane Acquisition Corp.
(a development stage company)
Statements of Operations and Comprehensive Loss
Three months ended March 31, 2012 and 2011 and
Period from August 1, 2007 (date of bankruptcy settlement) through March 31, 2012

(Unaudited)

			Period from
			August 1, 2007
			(date of
			bankruptcy
	Three months	Three months	settlement)
	ended	ended	through
	March 31,	March 31,	March 31,
	2012	2011	2012

Revenues	$-	$-	$-

Operating expenses
Reorganization costs	-	-	2,916
Professional fees	2,400	2,693	22,743
Other general and administrative costs	2,265	2,912	19,303

Total operating expenses	4,665	5,605	44,962

Loss from operations	(4,665)	(5,605)	(44,962)

Provision for income taxes	-	-	-

Net Income (Loss)	(4,665)	(5,605)	(44,962)

Other comprehensive income	-	-	-

Comprehensive Income (Loss)	$(4,665)	$(5,605)	$(44,962)

Loss per weighted-average share
of common stock outstanding,
computed on net loss - basic
and fully diluted	$(0.00)	$(0.00)	$(0.01)

Weighted-average number of shares
of common stock outstanding -
basic and fully diluted	10,000,005	10,000,005	3,358,363

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

SMSA Crane Acquisition Corp.
(a development stage company)
Statement of Cash Flows
Three months ended March 31, 2012 and 2011 and
Period from August 1, 2007 (date of bankruptcy settlement) through March 31, 2012

(Unaudited)

			Period from
			August 1, 2007
			(date of
			bankruptcy
	Three months	Three months	settlement)
	ended	ended	through
	March 31,	March 31,	March 31,
	2012	2011	2012
Cash Flows from Operating Activities
Net loss for the period	$(4,665)	$(5,605)	$(44,962)
Adjustments to reconcile net loss
to net cash provided by operating activities
Depreciation	-	-	-
(Increase) Decrease in
Prepaid expenses and other assets	-	-	-
Increase (Decrease) in
Accounts payable	-	2,693	-
Other accrued liabilities	-	-	-

Net cash provided by operating activities	(4,665)	(2,912)	(44,962)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Sale of common stock	-	-	9,500
Cash funded from bankruptcy trust	-	-	1,000
Working capital advances (to) from majority stockholder	19,000	5,500	49,485

Net cash provided by financing activities	19,000	5,500	59,985

Increase in Cash	14,335	2,588	15,023

Cash at beginning of period	688	9,500	-

Cash at end of period	$15,023	$12,088	$15,023

Supplemental Disclosure of
Interest and Income Taxes Paid
Interest paid during the period	$-	$-	$-
Income taxes paid during the period	$-	$-	$-

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

SMSA Crane Acquisition Corp.
(a development stage company)
Notes to Financial Statements
March 31, 2012 and December 31, 2011

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

Note B - Reorganization Under Chapter 11 of the U. S. Bankruptcy Code

On January 17, 2007, Senior Management Services of Crane, Inc. and its affiliated companies (SMS Companies or Debtors) filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code.  During the three years prior to filing the reorganization petition, SMS Companies operated a chain of skilled nursing homes, located principally in Texas, which prior to the bankruptcy proceedings consisted of a total of 14 separate nursing facilities, ranging in size from approximately 114 beds to 325 beds.  In the aggregate, SMS Companies provided care to approximately 1,600 resident patients and employed over 1,400 employees.  A significant portion of the SMS Companies cash flow was provided by patients covered by Medicare and Medicaid.  The SMS Companies facilities provided round-the-clock care for the health, well-being, safety and medical needs of its patients.  The administrative and operational oversight of the nursing facilities was provided by an affiliated management company located in Arlington, Texas.  In 2005, SMS Companies obtained a secured credit facility from a financial institution.  The credit facility eventually was comprised of an $8.3 million term loan and a revolving loan of up to $15 million which was utilized for working capital and to finance the purchase of the real  property on which 2 of its nursing care facilities operated.  By late 2006, SMS Companies were in an "overadvance" position, whereby the amount of funds extended by the lender exceeded the amount of collateral eligible to be borrowed under the credit facility.  Beginning in September 2006, SMS Companies entered into the first of a series of forbearance agreements whereby the lender agreed to forebear from declaring the financing in default provided SMS Companies obtained a commitment from a new lender to refinance and restructure the credit  facility.  SMS Companies were unsuccessful in obtaining a commitment from a new lender and, on January 5, 2007, the lender declared SMS Companies in default and commenced foreclosure and collection proceedings.  On January 9, 2007, the lender agreed to provide an additional $1.7 million to fund payroll and permit a controlled transaction to bankruptcy.  Subsequently, on January 17, 2007, the SMS Companies filed a petition for reorganization under Chapter 11 of the Bankruptcy Code.

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
March 31, 2012 and December 31, 2011

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

Pursuant to the Plan, the pre-confirmation unsecured creditors of Senior Management Services of Crane, Inc. (our predecessor company) agreed to accept Plan Shares in SMSA Crane Acquisition Corp., as reorganized, in lieu of asserting recovery of their claims against the Plan’s liquidating trust.  As previously discussed, the confirmation order provided for an injunction protecting us from the claims of the pre-confirmation unsecured creditors while the Company pursues a business combination with an operating business.  If the Company does not consummate a business combination prior to May 10, 2012, the issued Plan Shares will be deemed canceled, the Company will file dissolution documents with the State of Nevada and will cease to exist.  Accordingly, the discharge provided in the Plan to the Company will not be effective.  In such event, the pre-confirmation unsecured creditors could attempt to assert their pre-confirmation claims against us and the Plan liquidating trust.  However, since the Plan did not contemplate, anticipate or provide that the Company would accumulate any assets prior to a business combination, the Company will have no assets against which pre-confirmation creditors could assert their claims upon our dissolution.  Further, the Plan did not provide for the retention of any assets or funds in the Plan’s liquidating trust to pay the pre-confirmation unsecured creditors if the Company failed to timely consummate a business combination.  Therefore, it is very unlikely that the pre-confirmation unsecured creditors would be able to recover any portion of their pre-confirmation claims. The Company’s management is of the opinion that no contingent liabilities exist subsequent to August 1, 2007(date of bankruptcy settlement).
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
March 31, 2012 and December 31, 2011

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

After consideration of SMSA Crane Acquisition Corp.’s debt capacity and other capital structure considerations, such as industry norms, projected earnings to fixed charges, projected earnings before interest and projected free cash flow to debt service and other applicable ratios, management determined that SMSA Crane Acquisition Corp.’s reorganization capital structure should be as follows:

Common Stock (530,612 “new” shares to be issued at $0.001 par value)	$531
Additional paid-in capital	469

Total reorganized capital structure	$1,000

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
March 31, 2012 and December 31, 2011

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

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-K containing the Company’s financial statements for the year ended December 31, 2011.  The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission’s instructions for Form 10-Q, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented.  The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2012.

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
March 31, 2012 and December 31, 2011

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

The Company files income tax returns in the United States of America and various states, as appropriate and applicable.  As a result of the Company’s bankruptcy action, the Company is no longer subject to U.S. federal, state and local, as applicable, income tax examinations by regulatory taxing authorities for any period prior to 2009.  The Company does not anticipate any examinations of returns filed for periods ending on or after 2008.

The Company uses the asset and liability method of accounting for income taxes.  At March 31, 2012 and December 31, 2011, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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
March 31, 2012 and December 31, 2011

Note E - Summary of Significant Accounting Policies - Continued

4.	Income (Loss) per share - continued

As of March 31, 2012 and 2011, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

5.	Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

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

Note G - Related Party Transactions

HFG managed the $1,000 in cash transferred from the bankruptcy creditor’s trust on our behalf until exhausted and contributed approximately $-0- and $-0- during the three months ended March 31, 2012 and the year ended ended December 31, 2011, respectively, to support our operations.  During the 4th quarter of Calendar 2010, HFG forgave all cumulative advances and the Company reclassified these advances as contributed capital and a component of additional paid-in capital in the accompanying balance sheets.

During the three months ended March 31, 2012 and the year ended December 31, 2011, the Company’s President contributed approximately $19,000 and $10,500, respectively, to support the Company’s operations.

The Company utilizes the independent stock transfer services and EDGAR filing agent services of Securities Transfer Corporation and/or STC Edgar, Inc.; affiliated companies controlled by the brother of the Company’s former President and an officer of HFI, a company stockholder.  During each of the three months ended March 31, 2012, the year ended December 31, 2011 and the period from August 1, 2007 (date of bankruptcy settlement) through March 31, 2012, the Company paid these respective entities approximately $2,245, $12,321, and $17,220, respectively.

(Remainder of this page left blank intentionally)

SMSA Crane Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
March 31, 2012 and December 31, 2011

Note H - Income Taxes

The components of income tax (benefit) expense for each of the three months ended March 31, 2012 and 2011 and for the period from August 1, 2007 (date of bankruptcy settlement) through March 31, 2012 are as follows:

Period from
August 1, 2007
(date of
bankruptcy
	Three months	Three months	settlement)
	ended	ended	through
	March 31,	March 31,	March 31,
	2012	2011	2012

Federal:
Current	$-	$-	$-
Deferred	-	-	-
	-	-	-
State:
Current	-	-	-
Deferred	-	-	-
	-	-	-

Total	$-	$-	$-

As of March 31, 2012, the Company has a net operating loss carryforward of approximately $45,000 to offset future taxable income.  The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax expense (benefit) for each of the three months ended March 31, 2012 and 2011 and for the period from August 1, 2007 (date of bankruptcy settlement) through March 31, 2012 varied from the statutory rate of 34% as follows:

			Period from
			August 1, 2007
			(date of
			bankruptcy
	Three months	Three months	settlement)
	ended	ended	through
	March 31,	March 31,	March 31,
	2012	2011	2012

Statutory rate applied to
income before income taxes	$(1,600)	$(1,900)	$(15,300)
Increase (decrease) in income
taxes resulting from:
State income taxes	-	-	-
Other, including reserve for
deferred tax asset and application
of net operating loss carryforward	1,600	1,900	15,300

Income tax expense	$-	$-	$-

SMSA Crane Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
March 31, 2012 and December 31, 2011

Note H - Income Taxes - Continued

The Company’s only temporary difference due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, as of March 31, 2012 and December 31, 2011, respectively, relate solely to the Company’s net operating loss carryforward(s).  This difference gives rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of March 31, 2012 and December 31, 2011, respectively:
	March 31,	December 31,
	2012	2011
Deferred tax assets
Net operating loss carryforwards	$15,300	$13,700
Less valuation allowance	(15,300)	(13,700)

Net Deferred Tax Asset	$-	$-

During the three months ended March 31, 2012 and the year ended December 31, 2011, respectively, the valuation allowance for the deferred tax asset increased by approximately $1,600 and $6,600.

Note I - Capital Stock Transactions

Pursuant to the Plan affirmed by the U. S. Bankruptcy Court - Northern District of Texas - Dallas Division, the Company issued 500,005 plan shares to meet the requirements of the Plan.  The 500,004 shares of the Company’s “new” common stock was issued to holders of various claims, as defined in the Plan, in settlement of all unpaid pre-confirmation obligations of the Company and/or the bankruptcy trust.

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

Note J - Subsequent Events

Management has evaluated all activity of the Company through May 10, 2012 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to financial statements.

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

The Company had no revenue for either of the three month periods ended March 31, 2012 or 2011 or for the period from August 1, 2007 (date of bankruptcy settlement) through March 31, 2012.

General and administrative expenses for the respective three month periods ended March 31, 2012 and 2011 were approximately $4,700 and $5,600.  These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of periodic reports pursuant to the Exchange Act.

It is anticipated that future expenditure levels will fluctuate as the Company complies with its periodic reporting requirements and implements its business plan.

Earnings per share for the three months ended March 31, 2012 and 2011 and for the period from August 1, 2007 (date of bankruptcy settlement) through March 31, 2012 were approximately $(0.00), $(0.00) and $(0.01) based on the weighted-average shares issued and outstanding.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Exchange Act unless and until such time that the Company’s executes upon its current business plan.

(4)	Liquidity and Capital Resources

At March 31, 2012 and December 31, 2011, the Company had working capital of approximately $15,000 and $700, respectively.

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

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SMSA Crane Acquisition Corp.

Dated: May 10, 2012	/s/ Carolyn C. Shelton
Carolyn C. Shelton
President, Chief Executive Officer,
Chief Financial Officer and Sole Director