Form 10-Q
period 2012-06-30
SMSA CRANE ACQUISITION CORP.
filed 2012-08-13
CIK 1473287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q/A

(Mark one)
☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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
YES  ☐  NO  ☒

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:August 1, 2012: 10,000,005

Transitional Small Business Disclosure Format (check one):    YES  ☐  NO ☒

SMSA Crane Acquisition Corp.

Form 10-Q for the Quarter ended June 30, 2012

Table of Contents

Part I - Financial Information
Item 1 - Financial Statements

SMSA Crane Acquisition Corp.
(a development stage company)
Balance Sheets
June 30, 2012 and December 31, 2011

	(Unaudited)	(Audited)
	June 30,	December 31,
	2012	2011
ASSETS
Current Assets
Cash on hand and in bank	$11,558	$688

Total Assets	$11,558	$688

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable - trade	$-	$-
Working capital advances from controlling stockholder	-	-

Total Liabilities	-	-

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock - $0.001 par value
10,000,000 shares authorized.
None issued and outstanding	-	-
Common stock - $0.001 par value.
100,000,000 shares authorized.
10,000,005 shares issued and outstanding, respectively	10,000	10,000
Additional paid-in capital	49,985	30,985
Deficit accumulated during the development stage	(48,427)	(40,297)

Total Stockholders' Equity (Deficit)	11,558	688

Total Liabilities and Stockholders’ Equity (Deficit)	$11,558	$688

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

SMSA Crane Acquisition Corp.
(a development stage company)
Statements of Operations and Comprehensive Loss
Six and Three months ended June 30, 2012 and 2011 and
Period from August 1, 2007 (date of bankruptcy settlement) through June 30, 2012

(Unaudited)

					Period from
					August 1, 2007
					(date of bankruptcy
	Six months	Six months	Three months	Three months	settlement)
	ended	ended	ended	ended	through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011	2012

Revenues	$-	$-	$-	$-	$-

Operating expenses
Reorganization costs	-	-	-	-	2,916
Professional fees	3,885	4,155	1,485	1,463	24,228
Other general and
administrative costs	4,245	4,901	1,980	1,989	21,283

Total operating expenses	8,130	9,056	3,465	3,452	48,427

Loss from operations	(8,130)	(9,056)	(3,465)	(3,452)	(48,427)

Provision for income taxes	-	-	-	-	-

Net Income (Loss)	(8,130)	(9,056)	(3,465)	(3,452)	(48,427)

Other comprehensive income	-	-	-	-	-

Comprehensive Loss	$(8,130)	$(9,056)	$(3,465)	$(3,452)	$(48,427)

Loss per weighted-average
share of common stock
outstanding, computed
on net loss - basic and
fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted-average number
of shares of common
stock outstanding - basic
and fully diluted	10,000,005	10,000,005	10,000,005	10,000,005	3,694,883

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

SMSA Crane Acquisition Corp.
(a development stage company)
Statement of Cash Flows
Six months ended June 30, 2012 and 2011 and
Period from August 1, 2007 (date of bankruptcy settlement) through June 30, 2012

(Unaudited)

			Period from
			August 1, 2007
			(date of bankruptcy
	Six months	Six months	settlement)
	ended	ended	through
	June 30,	June 30,	June 30,
	2012	2011	2012
Cash Flows from Operating Activities
Net loss for the period	$(8,130)	$(9,056)	$(48,427)
Adjustments to reconcile net loss
to net cash provided by operating activities
Depreciation	-	-	-
(Increase) Decrease in
Accounts receivable	-	-	-
Prepaid expenses and other assets	-	-	-
Increase (Decrease) in
Accounts payable	-	-	-
Other accrued liabilities	-	-	-

Net cash provided by operating activities	(8,130)	(9,056)	(48,427)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Sale of common stock	-	-	9,500
Additional capital contributed to support operations	19,000	5,500	29,500
Cash funded from bankruptcy trust	-	-	1,000
Working capital advances (to) from majority stockholder	-	-	19,985

Net cash provided by financing activities	19,000	5,500	59,985

Increase (Decrease) in Cash	10,870	(3,556)	11,558

Cash at beginning of period	688	9,500	-

Cash at end of period	$11,558	$5,944	$11,558

Supplemental Disclosure of
Interest and Income Taxes Paid
Interest paid during the period	$-	$-	$-
Income taxes paid during the period	$-	$-	$-

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

SMSA Crane Acquisition Corp.
(a development stage company)
Notes to Financial Statements
June 30, 2012 and December 31, 2011

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
June 30, 2012 and December 31, 2011

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

Pursuant to the Plan, the pre-confirmation unsecured creditors of Senior Management Services of Crane, Inc. (our predecessor company) agreed to accept Plan Shares in SMSA Crane Acquisition Corp., as reorganized, in lieu of asserting recovery of their claims against the Plan’s liquidating trust.  As previously discussed, the confirmation order provided for an injunction protecting us from the claims of the pre-confirmation unsecured creditors while the Company pursues a business combination with an operating business.  If the Company did not consummate a business combination prior to May 10, 2012, the issued Plan Shares would have been deemed canceled, the Company would have filed dissolution documents with the State of Nevada and would have ceased to exist.  Accordingly, the discharge provided in the Plan to the Company would not have been effective.  In such event, the pre-confirmation unsecured creditors could attempt to assert their pre-confirmation claims against us and the Plan liquidating trust.  However, since the Plan did not contemplate, anticipate or provide that the Company would accumulate any assets prior to a business combination, the Company will have no assets against which pre-confirmation creditors could assert their claims upon our dissolution.  Further, the Plan did not provide for the retention of any assets or funds in the Plan’s liquidating trust to pay the pre-confirmation unsecured creditors if the Company failed to timely consummate a business combination.  Therefore, it is very unlikely that the pre-confirmation unsecured creditors would be able to recover any portion of their pre-confirmation claims. The Company’s management is of the opinion that no contingent liabilities exist subsequent to August 1, 2007(date of bankruptcy settlement).
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
June 30, 2012 and December 31, 2011

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
June 30, 2012 and December 31, 2011

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
June 30, 2012 and December 31, 2011

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

The Company uses the asset and liability method of accounting for income taxes.  At June 30, 2012 and December 31, 2011, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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
June 30, 2012 and December 31, 2011

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

As of June 30, 2012 and 2011, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

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

Note G - Related Party Transactions

HFG managed the $1,000 in cash transferred from the bankruptcy creditor’s trust on our behalf until exhausted and contributed approximately $-0- and $-0- during the six months ended June 30, 2012 and the year ended December 31, 2011, respectively, to support our operations.

During the six months ended June 30, 2012 and the year ended December 31, 2011, the Company’s current President contributed approximately $19,000 and $10,500, respectively, to support the Company’s operations.

The Company utilizes the independent stock transfer services and EDGAR filing agent services of Securities Transfer Corporation and/or STC Edgar, Inc.; affiliated companies controlled by the brother of the Company’s former President and an officer of HFI, a company stockholder.  During each of the six months ended June 30, 2012, the year ended December 31, 2011 and the period from August 1, 2007 (date of bankruptcy settlement) through June 30, 2012, the Company paid these respective entities approximately $4,200, $12,000, and $19,000, respectively.

SMSA Crane Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
June 30, 2012 and December 31, 2011

Note H - Income Taxes

The components of income tax (benefit) expense for each of the six months ended June 30, 2012 and 2011 and for the period from August 1, 2007 (date of bankruptcy settlement) through June 30, 2012 are as follows:

Period from
August 1, 2007
(date of
bankruptcy
	Six months	Six months	settlement)
	ended	ended	through
	June 30,	June 30,	June 30,
	2012	2011	2012

Federal:
Current	$-	$-	$-
Deferred	-	-	-
	-	-	-
State:
Current	-	-	-
Deferred	-	-	-
	-	-	-

Total	$-	$-	$-

As of June 30, 2012, the Company has a net operating loss carryforward of approximately $45,000 to offset future taxable income.  The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax expense (benefit) for each of the six months ended June 30, 2012 and 2011 and for the period from August 1, 2007 (date of bankruptcy settlement) through June 30, 2012 varied from the statutory rate of 34% as follows:

			Period from
			August 1, 2007
			(date of
			bankruptcy
	Six months	Six months	settlement)
	ended	ended	through
	June 30,	June 30,	June 30,
	2012	2011	2012

Statutory rate applied to
income before income taxes	$(2,800)	$(3,100)	$(16,500)
Increase (decrease) in income
taxes resulting from:
State income taxes	-	-	-
Other, including reserve for
deferred tax asset and application
of net operating loss carryforward	2,800	3,100	16,500

Income tax expense	$-	$-	$-

SMSA Crane Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
June 30, 2012 and December 31, 2011

Note H - Income Taxes - Continued

The Company’s only temporary difference due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, as of June 30, 2012 and December 31, 2011, respectively, relate solely to the Company’s net operating loss carryforward(s).  This difference gives rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of June 30, 2012 and December 31, 2011, respectively:

	June 30,	December 31,
	2012	2011
Deferred tax assets
Net operating loss carryforwards	$16,500	$13,700
Less valuation allowance	(16,500)	(13,700)

Net Deferred Tax Asset	$-	$-

During the six months ended June 30, 2012 and the year ended December 31, 2011, respectively, the valuation allowance for the deferred tax asset increased by approximately $2,800 and $6,600.

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

Note J - Subsequent Events

Management has evaluated all activity of the Company through August 6, 2012 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to financial statements.

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

The Company had no revenue for either of the six or three month periods ended June 30, 2012 or 2011 or for the period from August 1, 2007 (date of bankruptcy settlement) through June 30, 2012.

General and administrative expenses for the respective six month periods ended June 30, 2012 and 2011 were approximately $8,100 and $9,100.  These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of periodic reports pursuant to the Exchange Act.

It is anticipated that future expenditure levels will fluctuate as the Company complies with its periodic reporting requirements and implements its business plan.

Earnings per share for the six months ended June 30, 2012 and 2011 and for the period from August 1, 2007 (date of bankruptcy settlement) through June 30, 2012 were approximately $(0.00), $(0.00) and $(0.01) based on the weighted-average shares issued and outstanding.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Exchange Act unless and until such time that the Company’s executes upon its current business plan.

(4)	Liquidity and Capital Resources

At June 30, 2012 and December 31, 2011, the Company had working capital of approximately $11,600 and $700, respectively.

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

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1 - Legal Proceedings
None

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3 - Defaults Upon Senior Securities
None

Item 4 - Mine Safety Disclosures
None

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

SMSA Crane Acquisition Corp.

Dated: August 13, 2012	/s/ Carolyn C. Shelton
Carolyn C. Shelton
President, Chief Executive Officer,
Chief Financial Officer and Sole Director