Form 10-K
period 2012-12-31
SMSA CRANE ACQUISITION CORP.
filed 2013-03-11
CIK 1473287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-K

(Mark one)
[X]	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes [ X]              No [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post files).      Yes [X]                     No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):        Yes [   ]              No [ X ]

The aggregate market value of voting and non-voting common equity held by non-affiliates as of February 27, 2013 was approximately $ -0- based upon 500,005 shares held by non-affiliates and a closing market price of $0.00 per share on February 27, 2013.

As of March 7, 2013, there were 10,000,005 shares of Common Stock issued and outstanding.

SMSA Crane Acquisition Corp.
Form 10-K for the year ended December 31, 2012

Index to Contents

		Page Number
Part I

Item 1	Business	3
Item 1A	Risk Factors	4
Item 1B	Unresolved Staff Comments	4
Item 2	Properties	4
Item 3	Legal Proceedings	4
Item 4	Mine Safety Disclosures	4

Part II

Item 5	Market for Registrant’s Common Equity,
	Related Stockholder Matters and
	Issuer Purchases of Equity Securities	4
Item 6	Selected Financial Data	6
Item 7	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	7
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	8
Item 8	Financial Statements and Supplementary Data	F-1
Item 9	Changes in and Disagreements with Accountants
	on Accounting and Financial Disclosure	9
Item 9A	Controls and Procedures	9
Item 9B	Other Information	10

Part III

Item 10	Directors, Executive Officers and Corporate Governance	10
Item 11	Executive Compensation	12
Item 12	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters	13
Item 13	Certain Relationships and Related Transactions, and Director Independence	13
Item 14	Principal Accountant Fees and Services	14

Part IV

Item 15	Exhibits and Financial Statement Schedules	14

Signatures		30

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

Our current business plan is to own and manage income producing commercial properties in East Texas and we are considered a development stage company.

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

Item 4 - Mine Safety Disclosures

Not applicable.

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

Holders

As of March 7, 2013, there were a total of 10,000,005 shares of our common stock held by approximately 483 stockholders of record.  There are no shares of our preferred stock outstanding at the date of this report.

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

The Company had no revenue for either of the years ended December 31, 2012 or 2011 or for the period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2012, respectively.

General and administrative expenses for the respective years ended December 31, 2012 and 2011 were approximately $23,000 and $19,000.  These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of periodic reports pursuant to the Exchange Act.  During each of the years ended December 31, 2012 and 2011, respectively, the Company incurred an approximately $5,500 and $3,500 in expenses related to compliance with the SEC’s mandate to provide interactive data files as exhibits to its periodic filings containing financial statements.

It is anticipated that future expenditure levels will remain constant or increase as the Company complies with its periodic reporting requirements and implements its business plan.

Earnings per share for the years ended December 31, 2012 and 2011 and for the period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2012 were approximately $(0.00), $(0.00) and $(0.01) based on the weighted-average shares issued and outstanding.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Exchange Act unless and until such time that the Company’s executes upon its current business plan.

(4)	Liquidity and Capital Resources

At December 31, 2012 and 2011, the Company had working capital of approximately $274 and $700, respectively.

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

Management's assessment of the effectiveness of the Company's internal control over financial reporting is as of the year ended December 31, 2012.  As we are classified as a shell company and only have a sole officer and director, the Company's internal controls are deficient for the following reasons: (1) there are no entity level controls because there is only one person serving in the dual capacity of sole officer and sole director, (2) there are no segregation of duties as that same person approves and directs the payment of the Company's bills, and (3) there is no separate audit committee.  As a result, the Company's internal controls have an inherent weakness which may increase the risks of errors in financial reporting under current operations and accordingly are deficient as evaluated against the criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2012.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting, pursuant to the current appropriate laws and regulations.

Changes in Internal Control over Financial Reporting.  There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting which internal controls will remain deficient until such time as the Company completes a merger transaction or acquisition of an operating business at which time management will be able to implement effective controls and procedures.

Item 9B - Other Information

None

PART III

Item 10 - Directors, Executive Officers and Corporate Governance

The directors and executive officers serving the Company are as follows:

Name	Age	Position Held and Tenure

Carolyn C. Shelton	45	President, Chief Executive Officer
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

Indemnification of Officers and Directors

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

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors and person who own more than 10% of our common stock to file reports regarding ownership of and transactions in our securities with the Commission and to provide us with copies of those filings.  Based solely on our review of the copies received by or a written representation from certain reporting persons we believe that during fiscal year ended December 31, 2012, we believe that all eligible persons are in compliance with the requirements of Section 16(a).

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Carolyn C. Shelton, Principal Executive Officer	2012 2011 2010	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-

Timothy P. Halter, Former Principal Executive Officer	2010	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

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

	Shares Beneficially Owned (1)
Name and address (2)	Number of Shares	Percentage (3)

Carolyn C. Shelton (4)
1397 Dominion Plaza, Suite 100
Tyler, TX 75703	9,500,000	95.0%

All Directors and	9,500,000	95.0%
Executive Officers (1 person)

(1)	On March 7, 2013, there were 10,000,005 shares of our common stock outstanding and no shares of preferred stock issued and outstanding. We have no outstanding stock options or warrants.
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

(3)
In determining the percent of voting stock owned by a person on December 31, 2012 (a) the numerator is the number of shares of common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities,  and (b) the denominator is the total of (i) the 10,000,005 shares of common stock outstanding on December 31, 2012, and (ii) any shares of common stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities.  Neither the numerator nor the denominator  includes shares which may be issued upon the exercise of any other options or warrants or the conversion of any other convertible securities.

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

	Year ended	Year ended
	December 31,	December 31,
	2012	2011

1. Audit fees	$7,000	$5,850
2. Audit-related fees	-	-
3. Tax fees	235	338
4. All other fees	-	-
5.
Totals	$7,235	$6,188

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

31.1     Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1     Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
101      Interactive data files pursuant to Rule 405 of Regulation S-T.

(Financial statements follow on next page)

SMSA Crane Acquisition Corp.
(a development stage company)

Contents

Page

Report of Registered Independent Certified Public Accounting Firm	F-2

Financial Statements

Balance Sheets
as of December 31, 2012 and 2011	F-3

Statement of Operations and Comprehensive Loss
for each of the years ended December 31, 2012 and 2011 and
for the period from August 1, 2007 (date of bankruptcy settlement)
through December 31, 2012	F-4

Statement of Changes in Stockholders' Equity
for the period from August 1, 2007 (date of bankruptcy settlement)
through December 31, 2012	F-5

Statement of Cash Flows
for each of the years ended December 31, 2012 and 2011 and
for the period from August 1, 2007 (date of bankruptcy settlement)
through December 31, 2012	F-6

Notes to Financial Statements	F-7

LETTERHEAD OF S. W. HATFIELD, CPA

REPORT OF REGISTERED INDEPENDENT CERTIFIED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
SMSA Crane Acquisition Corp.

We have audited the accompanying balance sheets of SMSA Crane Acquisition Corp. (a Nevada corporation and a development stage company) as of December 31, 2012 and 2011 and the related statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for each of the years ended December 31, 2012 and 2011 and the period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2012.  These financial statements are the sole responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SMSA Crane Acquisition Corp. (a development stage company) as of December 31, 2012 and 2011 and the results of its operations and cash flows for each of the years ended December 31, 2012 and 2011 and the period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2012, in conformity with generally accepted accounting principles generally accepted in the United States of America.

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

/s/ S. W. Hatfield CPA
S. W. HATFIELD, CPA

Dallas, Texas
February 27, 2013 (except for Note J
as to which the date is March 7, 2013)

SMSA Crane Acquisition Corp.
(a development stage company)
Balance Sheets
December 31, 2012 and 2011

	December 31,	December 31,
	2012	2011
ASSETS
Current Assets
Cash on hand and in bank	$874	$688

Total Assets	$874	$688

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable - trade	$600	$-
Working capital advances from controlling stockholder	-	-

Total Liabilities	600	-

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock - $0.001 par value
10,000,000 shares authorized.
None issued and outstanding	-	-
Common stock - $0.001 par value.
100,000,000 shares authorized.
10,000,005 and 500,005 shares
issued and outstanding, respectively	10,000	10,000
Additional paid-in capital	53,235	30,985
Deficit accumulated during the development stage	(62,961)	(40,297)

Total Stockholders' Equity (Deficit)	274	688

Total Liabilities and Stockholders’ Equity (Deficit)	$874	$688

The accompanying notes are an integral part of these financial statements.

SMSA Crane Acquisition Corp.
(a development stage company)
Statements of Operations and Comprehensive Loss
Years ended December 31, 2012 and 2011 and
Period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2011

	Year ended December 31, 2012	Year ended December 31, 2011	Period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2012

Revenues	$-	$-	$-

Operating expenses
Reorganization costs	-	-	2,916
Professional fees	8,860	6,292	29,203
Other general and administrative costs	13,804	13,020	30,842

Total operating expenses	22,664	19,312	62,961

Loss from operations	(22,664)	(19,312)	(62,961)

Provision for income taxes	-	-	-

Net Income (Loss)	(22,664)	(19,312)	(62,961)

Other comprehensive income	-	-	-

Comprehensive Income (Loss)	$(22,664)	$(19,312)	$(62,961)

Loss per weighted-average share
of common stock outstanding,
computed on net loss - basic
and fully diluted	$(0.00)	$(0.00)	$(0.01)

Weighted-average number of shares
of common stock outstanding -
basic and fully diluted	10,000,005	10,000,005	4,280,813

The accompanying notes are an integral part of these financial statements.

SMSA Crane Acquisition Corp.
(a development stage company)
Statement of Changes in Stockholders’ Equity (Deficit)
Period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2012

				Deficit
				accumulated
			Additional	during the
	Common Stock		paid-in	development
	Shares	Amount	capital	stage	Total
Stock issued pursuant
to plan of reorganization
at bankruptcy settlement
date on August 1, 2007	500,005	$500	$500	$-	$1,000

Net loss for the period from
August 1, 2007 (date of bankruptcy
settlement) to December 31, 2007	-	-	-	(5,000)	(5,000)

Balances at December 31, 2007	500,005	500	500	(5,000)	(4,000)

Net loss for the year	-	-	-	(841)	(841)

Balances at December 31, 2008	500,005	500	500	(5,841)	(4,841)

Net loss for the year	-	-	-	(4,058)	(4,058)

Balances at December 31, 2009	500,005	500	500	(9,899)	(8,899)

Sale of common stock	9,500,000	9,500	-	-	9,500

Capital contributed to support operations	-	-	19,985	-	19,985

Net loss for the year	-	-	-	(11,086)	(11,086)

Balances at December 31, 2010	10,000,005	10,000	20,485	(20,985)	9,500

Capital contributed to support operations	-	-	10,500	-	10,500

Net loss for the year	-	-	-	(19,312)	(19,312)

Balances at December 31, 2011	10,000,005	10,000	30,985	(40,297)	688

Capital contributed to support operations	-	-	22,250	-	22,250

Net loss for the year	-	-	-	(22,664)	(22,664)

Balances at December 31, 2012	10,000,005	$10,000	$53,235	$(62,961)	$274

The accompanying notes are an integral part of these financial statements.

SMSA Crane Acquisition Corp.
(a development stage company)
Statement of Cash Flows
Years ended December 31, 2012 and 2011 and
Period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2012

	Year ended December 31, 2012	Year ended December 31, 2011	Period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2012
Cash Flows from Operating Activities
Net loss for the period	$(22,664)	$(19,312)	$(62,961)
Adjustments to reconcile net loss
to net cash provided by operating activities
Depreciation	-	-	-
(Increase) Decrease in
Accounts receivable	-	-	-
Prepaid expenses and other assets	-	-	-
Increase (Decrease) in
Accounts payable	600	-	600
Other accrued liabilities	-	-	-

Net cash provided by operating activities	(22,064)	(19,312)	(62,361)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Sale of common stock	-	-	9,500
Cash funded from bankruptcy trust	-	-	1,000
Working capital advances (to) from majority stockholder	22,250	10,500	52,735

Net cash provided by financing activities	22,250	10,500	63,235

Increase in Cash	186	(8,812)	874

Cash at beginning of period	688	9,500	-

Cash at end of period	$874	$688	$874

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid during the period	$-	$-	$-
Income taxes paid during the period	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

SMSA Crane Acquisition Corp.
(a development stage company)
Notes to Financial Statements
December 31, 2012 and 2011

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
December 31, 2012 and 2011

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

Pursuant to the confirmation order, if we had not consummated the November 10, 2010 transaction, the Plan Shares would have been deemed canceled and we would have filed dissolution papers with the State of Nevada, the pre-merger or acquisition injunction provisions of the confirmation order, as they pertain to us, would have been deemed dissolved and no discharge would have been granted to us, all without further order of the bankruptcy court.

The SMS Companies bankruptcy case is closed as a final decree has been entered.  The confirmation order of the Plan was effective in November 2010.  No appeal was filed.  There is no continuing jurisdiction being exercised by the bankruptcy court over us, or any of the SMS Companies, other than the acceptance of a certificate of compliance filed by us upon the timely completion of a merger or acquisition.

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
December 31, 2012 and 2011

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
December 31, 2012 and 2011

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
December 31, 2012 and 2011

Note C - Preparation of Financial Statements

All financial information prior to August 1, 2007 was presented as pertaining to the Predecessor Company while all financial information presented as of and after August 1, 2007 is presented as pertaining to the Reorganized Company.  The information presented in the Balance Sheet pertains only to the Reorganized Company at December 31, 2012 and 2011, respectively.

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
December 31, 2012 and 2011

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

The Company files income tax returns in the United States of America and various states, as appropriate and applicable.  As a result of the Company’s bankruptcy action, the Company is no longer subject to U.S. federal, state and local, as applicable, income tax examinations by regulatory taxing authorities for any period prior to January 1, 2010.  The Company does not anticipate any examinations of returns filed for periods ending on or after December 31, 2009.

The Company uses the asset and liability method of accounting for income taxes.  At December 31, 2012 and 2011, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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
December 31, 2012 and 2011

Note E - Summary of Significant Accounting Policies - Continued

4.	Income (Loss) per share - continued

As of December 31, 2012 and 2011, and subsequent thereto, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

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

Note G - Related Party Transactions

HFG managed the $1,000 in cash transferred from the bankruptcy creditor’s trust on our behalf until exhausted and contributed approximately $-0- and $-0- during the years ended December 31, 2012 and 2011, respectively, to support our operations.  During the 4th quarter of Calendar 2010, HFG forgave all cumulative advances and the Company reclassified these advances as contributed capital and a component of additional paid-in capital in the accompanying balance sheets.

During each of the years ended December 31, 2012 and 2011, respectively, the Company’s President contributed approximately $22,250 and $10,500 to support the Company’s operations.

The Company utilizes the independent stock transfer services and EDGAR filing agent services of Securities Transfer Corporation and/or STC Edgar, Inc.; affiliated companies controlled by the brother of the Company’s former President and an officer of HFI, a company stockholder.  During each of the years ended December 31, 2012 and 2011 and for the period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2012, the Company paid these respective entities approximately $13,064, $12,321, and $28,039, respectively.

(Remainder of this page left blank intentionally)

SMSA Crane Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
December 31, 2012 and 2011

Note H - Income Taxes

The components of income tax (benefit) expense for each of the years ended December 31, 2012 and 2011 and for the period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2011 are as follows:

Period from
August 1, 2007
(date of
bankruptcy
settlement)
	Year ended	Year ended	through
	December 31,	December 31,	December 31,
	2012	2011	2012

Federal:
Current	$-	$-	$-
Deferred	-	-	-
	-	-	-
State:
Current	-	-	-
Deferred	-	-	-
	-	-	-

Total	$-	$-	$-

As of December 31, 2012, the Company has a net operating loss carryforward of approximately $63,000 to offset future taxable income.  The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax expense (benefit) for each of the years ended December 31, 2012 and 2011 and for the period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2012 varied from the statutory rate of 34% as follows:

			Period from
			August 1, 2007
			(date of
			bankruptcy
			settlement)
	Year ended	Year ended	through
	December 31,	December 31,	December 31,
	2012	2011	2012

Statutory rate applied to
income before income taxes	$(7,700)	$(6,600)	$(21,400)
Increase (decrease) in income
taxes resulting from:
State income taxes	-	-	-
Other, including reserve
for deferred tax asset and
application of net operating
loss carryforward	7,700	6,600	21,400

Income tax expense	$-	$-	$-

SMSA Crane Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
December 31, 2012 and 2011

Note H - Income Taxes - Continued

The Company’s only temporary difference due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, as of December 31, 2012 and 2011, respectively, relate solely to the Company’s net operating loss carryforward(s).  This difference gives rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of December 31, 2012 and 2011, respectively:

	December 31,	December 31,
	2012	2011
Deferred tax assets
Net operating loss carryforwards	$21,400	$13,700
Less valuation allowance	(21,400)	(13,700)

Net Deferred Tax Asset	$-	$-

During the each of the years ended December 31, 2012 and 2011, respectively, the valuation allowance for the deferred tax asset increased by approximately $7,700 and $6,600.

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

Note J - Subsequent Events

Management has evaluated all activity of the Company through March 7, 2013 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to financial statements.

(Remainder of this page left blank intentionally)

(Signatures follow on next page)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMSA Crane Acquisition Corp.

Dated: March 11, 2013	/s/ Carolyn C. Shelton
Carolyn C. Shelton
President, Chief Executive Officer
Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates as indicated.

Dated: March 11, 2013	/s/ Carolyn C. Shelton
Carolyn C. Shelton
President, Chief Executive Officer
Chief Financial Officer and Director