Form 10-Q
period 2013-03-31
SMSA CRANE ACQUISITION CORP.
filed 2013-05-20
CIK 1473287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)
☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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
YES  ☐  NO  ☒

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:May 9, 2013: 10,000,005

Transitional Small Business Disclosure Format (check one):    YES  ☐  NO ☒

SMSA Crane Acquisition Corp.

Form 10-Q for the Quarter ended March 31, 2013

Table of Contents

Part I - Financial Information
Item 1 - Financial Statements

SMSA Crane Acquisition Corp.
(a development stage company)
Balance Sheets
March 31, 2013 and December 31, 2012

	(Unaudited)	(Audited)
	March 31,	December 31,
	2013	2012
ASSETS
Current Assets
Cash on hand and in bank	$874	$874

Total Assets	$874	$874

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable - trade	$4,635	$600

Total Liabilities	4,635	600

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock - $0.001 par value
10,000,000 shares authorized.
None issued and outstanding	-	-
Common stock - $0.001 par value.
100,000,000 shares authorized.
10,000,005 shares issued and outstanding, respectively	10,000	10,000
Additional paid-in capital	53,235	53,235
Deficit accumulated during the development stage	(66,996)	(62,961)

Total Stockholders' Equity (Deficit)	(3,761)	274

Total Liabilities and Stockholders’ Equity (Deficit)	$874	$874

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

SMSA Crane Acquisition Corp.
(a development stage company)
Statements of Operations and Comprehensive Loss
Three months ended March 31, 2013 and 2012 and
Period from August 1, 2007 (date of bankruptcy settlement) through March 31, 2013

(Unaudited)

	Three months ended March 31, 2013	Three months ended March 31, 2012	Period from August 1, 2007 (date of bankruptcy settlement) through March 31, 2013

Revenues	$-	$-	$-

Operating expenses
Reorganization costs	-	-	2,916
Professional fees	2,825	2,400	32,028
Other general and administrative costs	1,210	2,265	32,052

Total operating expenses	4,035	4,665	66,996

Loss from operations	(4,035)	(4,665)	(66,996)

Provision for income taxes	-	-	-

Net Income (Loss)	(4,035)	(4,665)	(66,996)

Other comprehensive income	-	-	-

Comprehensive Income (Loss)	$(4,035)	$(4,665)	$(66,996)

Loss per weighted-average share
of common stock outstanding,
computed on net loss - basic
and fully diluted	$(0.00)	$(0.00)	$(0.01)

Weighted-average number of shares
of common stock outstanding -
basic and fully diluted	10,000,005	10,000,005	4,529,474

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

SMSA Crane Acquisition Corp.
(a development stage company)
Statement of Cash Flows
Three months ended March 31, 2013 and 2012 and
Period from August 1, 2007 (date of bankruptcy settlement) through March 31, 2013

(Unaudited)

	Three months ended March 31, 2013	Three months ended March 31, 2012	Period from August 1, 2007 (date of bankruptcy settlement) through March 31, 2013
Cash Flows from Operating Activities
Net loss for the period	$(4,035)	$(4,665)	$(66,996)
Adjustments to reconcile net loss
to net cash provided by operating activities
Depreciation	-	-	-
(Increase) Decrease in
Accounts receivable	-	-	-
Prepaid expenses and other assets	-	-	-
Increase (Decrease) in
Accounts payable	4,035	-	4,635
Other accrued liabilities	-	-	-

Net cash provided by operating activities	-	(4,665)	(62,361)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Sale of common stock	-	-	9,500
Cash funded from bankruptcy trust	-	-	1,000
Working capital advances (to) from majority stockholder	-	19,000	52,735

Net cash provided by financing activities	-	19,000	63,235

Increase in Cash	-	14,335	874

Cash at beginning of period	874	688	-

Cash at end of period	$874	$15,023	$874

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid during the period	$-	$-	$-
Income taxes paid during the period	$-	$-	$-

SMSA Crane Acquisition Corp.
(a development stage company)
Notes to Financial Statements
March 31, 2013 and December 31, 2012

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
March 31, 2013 and December 31, 2012

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
March 31, 2013 and December 31, 2012

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
March 31, 2013 and December 31, 2012

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

SMSA Crane Acquisition Corp.
(formerly SMSA Katy Acquisition Corp.)
(a development stage company)
Notes to Financial Statements - Continued
March 31, 2013 and December 31, 2012

Note C - Preparation of Financial Statements - Continued

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-K containing the Company’s financial statements for the year ended December 31, 2012.  The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission’s instructions for Form 10-Q, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented.  The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2013.

Note D - Going Concern Uncertainty

The Company has no post-bankruptcy operating history, limited cash on hand, no operating assets and has a business plan with inherent risk.  Because of these factors, the Company’s auditors have issued an audit opinion on the Company’s annual financial statements which includes a statement describing our going concern status.  This means, in the auditor’s opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

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
March 31, 2013 and December 31, 2012

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

The Company uses the asset and liability method of accounting for income taxes.  At March 31, 2013 and December 31, 2012, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

As of March 31, 2013 and 2012, respectively, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

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
March 31, 2013 and December 31, 2012

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

Note H - Income Taxes

The components of income tax (benefit) expense for each of the three months ended March 31, 2013 and 2012 and for the period from August 1, 2007 (date of bankruptcy settlement) through March 31, 2013 are as follows:

Period from
August 1, 2007
(date of
bankruptcy
	Three months	Three months	settlement)
	ended	ended	through
	March 31,	March 31,	March 31,
	2013	2012	2013

Federal:
Current	$-	$-	$-
Deferred	-	-	-
	-	-	-
State:
Current	-	-	-
Deferred	-	-	-
	-	-	-

Total	$-	$-	$-

As of March 31, 2013, pursuant to the November 2010 change in control, the Company has a net operating loss carryforward of approximately $48,000 to offset future taxable income.  The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax expense (benefit) for each of the three months ended March 31, 2013 and 2012 and for the period from August 1, 2007 (date of bankruptcy settlement) through March 31, 2013 varied from the statutory rate of 34% as follows:

			Period from
			August 1, 2007
			(date of
			bankruptcy
	Three months	Three months	settlement)
	ended	ended	through
	March 31,	March 31,	March 31,
	2013	2012	2013

Statutory rate applied to
income before income taxes	$(1,400)	$(1,600)	$(16,200)
Increase (decrease) in income
taxes resulting from:
State income taxes	-	-	-
Other, including reserve for
deferred tax asset and application
of net operating loss carryforward	1,400	1,600	16,200

Income tax expense	$-	$-	$-

SMSA Crane Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
March 31, 2013 and December 31, 2012

Note H - Income Taxes - Continued

The Company’s only temporary difference due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, as of March 31, 2013 and December 31, 2012, respectively, relate solely to the Company’s net operating loss carryforward(s).  This difference gives rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of March 31, 2013 and December 31, 2012, respectively:

	March 31,	December 31,
	2013	2012
Deferred tax assets
Net operating loss carryforwards	$16,200	$14,800
Less valuation allowance	(16,200)	(14,800)

Net Deferred Tax Asset	$-	$-

During the each of the three month period ended March 31, 2013 and the year ended December 31, 2012, respectively, the valuation allowance for the deferred tax asset increased by approximately $1,400 and $7,700.

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

Note J - Subsequent Events

Management has evaluated all activity of the Company through May 9, 2013 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to financial statements.

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

The Company had no revenue for either of the three month periods ended March 31, 2013 or 2012 or for the period from August 1, 2007 (date of bankruptcy settlement) through March 31, 2013, respectively.

General and administrative expenses for the respective three month periods ended March 31, 2013 and 2012 were approximately $4,000 and $4,600.  These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of periodic reports pursuant to the Exchange Act.

It is anticipated that future expenditure levels will remain constant or increase as the Company complies with its periodic reporting requirements and implements its business plan.

Earnings per share for each of the three month periods ended March 31, 2013 and 2012 and for the period from August 1, 2007 (date of bankruptcy settlement) through March 31, 2013 were approximately $(0.00), $(0.00) and $(0.01) based on the weighted-average shares issued and outstanding.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Exchange Act unless and until such time that the Company’s executes upon its current business plan.

(4)	Liquidity and Capital Resources

At March 31, 2013 and December 31, 2012, the Company had working capital of approximately $(3,800) and $274, respectively.

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

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SMSA Crane Acquisition Corp.

Dated: May 15, 2013	/s/ Carolyn C. Shelton
Carolyn C. Shelton
President, Chief Executive Officer,
Chief Financial Officer and Sole Director