Form 10-Q
period 2013-09-30
SMSA CRANE ACQUISITION CORP.
filed 2013-11-19
CIK 1473287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q
(Mark one)
☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to _____________

Commission File Number: 000-53800

SMSA Crane Acquisition Corp.
(Exact name of registrant as specified in its charter)
Nevada	27-0984742
(State of incorporation)	(IRS Employer ID Number)
1172 South Dixie Highway, Suite 335, Coral Gables, FL 33146
(Address of principal executive offices)

(787) 685-5046
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
YES  ☒  NO  ☐

State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:November 15, 2013: 10,000,005 shares of common stock, par value $0.001

SMSA Crane Acquisition Corp.

Form 10-Q for the Quarter ended September 30, 2013

Table of Contents

Part I - Financial Information
Item 1 - Financial Statements

SMSA Crane Acquisition Corp.
(a development stage company)
Balance Sheets
September 30, 2013 and December 31, 2012

	(Unaudited)	(Audited)
	September 30,	December 31,
	2013	2012
ASSETS
Current Assets
Cash on hand and in bank	$264	$874

Total Assets	$264	$874

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable - trade	$2,165	$600

Total Liabilities	2,165	600

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock - $0.001 par value
10,000,000 shares authorized.
None issued and outstanding	-	-
Common stock - $0.001 par value.
100,000,000 shares authorized.
10,000,005 shares issued and outstanding, respectively	10,000	10,000
Additional paid-in capital	58,835	53,235
Deficit accumulated during the development stage	(70,736)	(62,961)

Total Stockholders' Equity (Deficit)	(1,901)	274

Total Liabilities and Stockholders’ Equity (Deficit)	$264	$874

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

SMSA Crane Acquisition Corp.
(a development stage company)
Statements of Operations and Comprehensive Loss
Nine and Three months ended September 30, 2013 and 2012 and
Period from August 1, 2007 (date of bankruptcy settlement) through September 30, 2013

(Unaudited)

					Period from
					August 1, 2007
					(date of bankruptcy
	Nine months	Nine months	Three months	Three months	settlement)
	ended	ended	ended	ended	through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012	2013

Revenues	$-	$-	$-	$-	$-
Operating expenses
Reorganization costs	-	-	-	-	2,916
Professional fees	5,525	5,060	1,500	1,175	34,728
Other general and
administrative costs	2,250	11,764	380	7,519	33,092

Total operating expenses	7,775	16,824	1,880	8,694	70,736

Loss from operations	(7,775)	(16,824)	(1,880)	(8,694)	(70,736)

Provision for income taxes	-	-	-	-	-

Net Income (Loss)	(7,775)	(16,824)	(1,880)	(8,694)	(70,736)

Other
comprehensive income	-	-	-	-	-

Comprehensive
Income (Loss)	$(7,775)	$(16,824)	$(1,880)	$(8,694)	$(70,736)

Loss per weighted-average share
of common stock outstanding,
computed on net loss - basic
and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted-average number of
shares of common stock
outstanding - basic and
fully diluted	10,000,005	10,000,005	10,000,005	10,000,005

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

SMSA Crane Acquisition Corp.
(a development stage company)
Statement of Cash Flows
Nine months ended September 30, 2013 and 2012 and
Period from August 1, 2007 (date of bankruptcy settlement) through September 30, 2013

(Unaudited)

			Period from
			August 1, 2007
			(date of bankruptcy
	Nine months	Nine months	settlement)
	ended	ended	through
	September 30,	September 30,	September 30,
	2013	2012	2013

Cash Flows from Operating Activities
Net loss for the period	$(7,775)	$(16,824)	$(70,736)
Adjustments to reconcile net loss
to net cash provided by operating activities
Depreciation	-	-	-
(Increase) Decrease in
Accounts receivable	-	-	-
Prepaid expenses and other assets	-	-	-
Increase (Decrease) in
Accounts payable	1,565	-	2,165
Other accrued liabilities	-	-	-

Net cash provided by operating activities	(6,210)	(16,824)	(68,571)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Sale of common stock	-	-	9,500
Cash funded from bankruptcy trust	-	-	1,000
Additional capital contributed to support operations	5,600	19,000	58,335

Net cash provided by financing activities	5,600	19,000	68,835

Increase (Decrease) in Cash	(610)	2,176	264

Cash at beginning of period	874	688	-

Cash at end of period	$264	$2,864	$264

Supplemental Disclosure of
Interest and Income Taxes Paid
Interest paid during the period	$-	$-	$-
Income taxes paid during the period	$-	$-	$-

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

SMSA Crane Acquisition Corp.
(a development stage company)
Notes to Financial Statements
September 30, 2013 and December 31, 2012

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

On September 16, 2013, Coquí Radio Pharmaceuticals, Corp. (Coquí) closed a transaction through which Coquí purchased 9,500,000 shares of common stock and agreed to purchase an additional 400,000 shares of common stock of the Company for  total proceeds of $280,000 from Carolyn Shelton and Halter Financial Investments, L.P.

The Company intends to consummate a business combination transaction with Coquí upon Coquí’s successful acquisition of sufficient investment capital to establish a dedicated Medical Isotope Production Facility in the United States to provide a reliable domestic source of certain radioisotopes for use in nuclear medicine.

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
September 30, 2013 and December 31, 2012

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
September 30, 2013 and December 31, 2012

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
September 30, 2013 and December 31, 2012

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

The Company intends to consummate a business combination transaction with Coquí upon Coquí’s successful acquisition of sufficient investment capital to establish a dedicated Medical Isotope Production Facility in the United States to provide a reliable domestic source of certain radioisotopes for use in nuclear medicine.  However, there is no assurance that the Company will be able to successfully implement this business plan.  There is no assurance that the implementation of our business plan or any future business combination transaction will result in the appreciation of our stockholders’ investment in the then outstanding common stock.

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
September 30, 2013 and December 31, 2012

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

The Company uses the asset and liability method of accounting for income taxes.  At September 30, 2013 and December 31, 2012, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals, as well as the potential impact of any net operating loss carryforwards (s) and their potential utilization.

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

As of September 30, 2013 and 2012, respectively, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

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

SMSA Crane Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
September 30, 2013 and December 31, 2012

Note F - Fair Value of Financial Instruments - Continued

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

Note G - Related Party Transactions

Halter Financial Group, Inc. (H.G.), pursuant to the Plan, managed the $1,000 in cash transferred from the bankruptcy creditor’s trust on our behalf until exhausted and contributed additional monies through December 31, 2010 to support our operations.  This contributed capital has been reflected as a component of additional paid-in capital in the accompanying balance sheets.

During the nine months ended September 30, 2013 and the year ended December 31, 2012,  respectively, the Company’s President contributed approximately $5,600 and $22,250 to support the Company’s operations.  The contributed capital has been reflected as a component of additional paid-in capital in the accompanying financial statements.

Note H - Income Taxes

The components of income tax (benefit) expense for each of the nine month periods ended September 30, 2013 and 2012 and for the period from August 1, 2007 (date of bankruptcy settlement) through September 30, 2013 are as follows:

Period from
August 1, 2007
(date of
bankruptcy
	Nine months	Nine months	settlement)
	ended	ended	through
	September 30,	September 30,	September 30,
	2013	2012	2013

Federal:
Current	$-	$-	$-
Deferred	-	-	-
	-	-	-
State:
Current	-	-	-
Deferred	-	-	-
	-	-	-

Total	$-	$-	$-

As of September 30, 2013, as a result of the September 2013 change in control transaction, the Company has a net operating loss carryforward of approximately $-0- to offset future taxable income.  The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

SMSA Crane Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
September 30, 2013 and December 31, 2012

Note H - Income Taxes - Continued

The Company's income tax expense (benefit) for each of the nine month periods ended September 30, 2013 and 2012 and for the period from August 1, 2007 (date of bankruptcy settlement) through September 30, 2013 varied from the statutory rate of 34% as follows:

			Period from
			August 1, 2007
			(date of
			bankruptcy
	Nine months	Nine months	settlement)
	ended	ended	through
	September 30,	September 30,	September 30,
	2013	2012	2013

Statutory rate applied to
income before income taxes	$(2,700)	$(5,700)	$(17,500)
Increase (decrease) in income
taxes resulting from:
State income taxes	-	-	-
Other, including reserve for
deferred tax asset and application
of net operating loss carryforward	2,700	5,700	17,500

Income tax expense	$-	$-	$-

The Company’s only temporary difference as of September 30, 2013 and 2012, respectively, relates to the Company’s net operating loss pursuant to the applicable Federal Tax Law.  As of September 30, 2013 and December 31, 2012, respectively, the deferred tax asset is as follows:

	September 30,	December 31,
	2013	2012
Deferred tax assets
Net operating loss carryforwards	$17,500	$14,800
Less valuation allowance	(17,500)	(14,800)

Net Deferred Tax Asset	$-	$-

During the nine month period ended September 30, 2013 and the year ended December 31, 2012, respectively, the valuation allowance against the deferred tax asset increased by approximately $2,700 and $7,700.

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

Note J - Subsequent Events

Management has evaluated all activity of the Company through November 15, 2013 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to financial statements.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited interim condensed consolidated financial statements and related notes appearing elsewhere in this report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors out of our control.

Company Overview

The Company was organized on September 9, 2009 as a Nevada corporation.  On November 5, 2010, the Company entered into a Share Purchase Agreement with Carolyn Shelton (“Shelton”) pursuant to which she acquired 9,500,000 shares of our common stock for approximately $9,500 cash or $0.001 per share.

On September 16, 2013, Coquí Radio Pharmaceuticals, Corp. (“Coquí”) closed a transaction through which Coquí purchased 9,500,000 shares of common stock and agreed to purchase an additional 400,000 shares of common stock of the Company for total proceeds of $280,000 from Shelton and Halter Financial Investments, L.P.

The Company intends to consummate a business combination transaction with Coquí upon Coquí’s successful acquisition of sufficient investment capital to establish a dedicated Medical Isotope Production Facility in the United States to provide a reliable domestic source of certain radioisotopes for use in nuclear medicine.

The Company's ultimate continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis.  The Company faces considerable risk in its business plan and a potential shortfall of funding due the potential inability to raise capital in the equity securities market.  If adequate operating capital and/or cash flows are not received during the next twelve months, the Company could become dormant until such time as necessary funds could be raised.

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

Results of Operations

The Company had no revenue for either of the three or nine month periods ended September 30, 2013 or 2012 or for the period from August 1, 2007 (date of bankruptcy settlement) through September 30, 2013, respectively.

General and administrative expenses for the three month periods ended September 30, 2013 and 2012 were $1,880 and $8,700, respectively.  General and administrative expenses for the respective nine month periods ended September 30, 2013 and 2012 were approximately $7,800 and $16,800.  These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of reports with the Securities and Exchange Commission.

It is anticipated that future expenditure levels will increase as the Company complies with its periodic reporting requirements and implements its business plan.

Our net loss for the nine months ended periods ended September 30, 2013 and 2012 was $7,775 and $16,824, respectively. Our net loss for the three months ended periods ended September 30, 2013 and 2012 was $1,880 and $8,694, respectively.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Exchange Act unless and until such time that the Company executes upon its current business plan.

Liquidity and Capital Resources

At September 30, 2013 and December 31, 2012, the Company had working capital of approximately $(2,000) and $274, respectively.

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

Cautionary Note Regarding Forward-Looking Statements

This report includes forward-looking statements including statements regarding liquidity and its business plan.

The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements.  We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors that could cause actual results to differ from those in the forward-looking statements include failure to raise capital or execute business plan. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation with the participation of our Principal Executive Officer and Principal Financial Officer, required by Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act.

Based on their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the period covered by this report that are of material significance, or have potential material significance, to us.

Part II - Other Information

Item 1 - Legal Proceedings

From time to time, we are a party to, or otherwise involved in, legal proceedings arising in the normal and ordinary course of business. As of the date of this report, we are not aware of any proceeding, threatened or pending, against us which, if determined adversely, would have a material effect on our business, results of operations, cash flows or financial position.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 - Defaults Upon Senior Securities

None

Item 4 - Mine Safety Disclosures

Not applicable.

Item 5 - Other Information

None.

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

SMSA Crane Acquisition Corp.

Dated: November 19, 2013	/s/Alberto Burckhart
Alberto Burckhart
President, Chief Executive Officer,
Chief Financial Officer and Sole Director
(Principal Executive Officer and Principal Financial Officer)