Form 10-K
period 2013-12-31
SMSA CRANE ACQUISITION CORP.
filed 2014-04-15
CIK 1473287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-K

(Mark one)
[X]	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013

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
Yes [X]                     No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):        Yes [ X  ]              No [   ]

The aggregate market value of voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $0 based upon 500,005 shares held by non-affiliates and a closing market price of $0.00 per share on June 28, 2013.

As of April 11, 2014, there were 11,018,848 shares of Common Stock issued and outstanding.

SMSA Crane Acquisition Corp.
Form 10-K for the year ended December 31, 2013

Index to Contents

		Page Number
Part I

Item 1	Business	4
Item 1A	Risk Factors	4
Item 1B	Unresolved Staff Comments	4
Item 2	Properties	5
Item 3	Legal Proceedings	5
Item 4	Mine Safety Disclosures	5

Part II

Item 5	Market for Registrant’s Common Equity,
	Related Stockholder Matters and
	Issuer Purchases of Equity Securities	5
Item 6	Selected Financial Data	7
Item 7	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	8
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	9
Item 8	Financial Statements and Supplementary Data	9
Item 9	Changes in and Disagreements with Accountants
	on Accounting and Financial Disclosure	9
Item 9A	Controls and Procedures	9
Item 9B	Other Information	11

Part III

Item 10	Directors, Executive Officers and Corporate Governance	11
Item 11	Executive Compensation	14
Item 12	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters	14
Item 13	Certain Relationships and Related Transactions, and Director Independence	16
Item 14	Independent registered public accounting firm Fees and Services	16

Part IV

Item 15	Exhibits and Financial Statement Schedules	17

Signatures		31

PART I

Item 1 - Business

General

SMSA Crane Acquisition Corp. (Company) was organized on September 9, 2009 as a Nevada corporation to effect the reincorporation of its predecessor company, Senior Management Services of Crane, Inc., a Texas corporation, mandated by the plan of reorganization discussed below.

The Company’s emergence from Chapter 11 of Title 11 of the United States Code on August 1, 2007 created the combination of a change in majority ownership and voting control - that is, loss of control by the then-existing stockholders, a court-approved reorganization, and a reliable measure of the entity’s fair value - resulting in a fresh start, creating, in substance, a new reporting entity.  Accordingly, the Company, post bankruptcy, has no significant assets, liabilities or operating activities.  Therefore, the Company, as a new reporting entity, qualifies as a “development stage enterprise” as defined in Development Stage Entities topic of the FASB Accounting Standards Codification and as a shell company as defined in Rule 405 under the Securities Act of 1933, as amended (the “Securities Act”), and Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

On November 5, 2010, the Company entered into a share purchase with Ms. Carolyn C. Shelton pursuant to which she acquired 9,500,000 shares of our common stock for approximately $9,500 cash or $0.001 per share and became the Chief Executive Officer, President, Secretary and Chief Financial Officer of the Company.

On September 16, 2013, Coquí Radio Pharmaceuticals, Corp. (“Coquí”) closed a transaction through which Coquí purchased 9,500,000 shares of common stock. In addition, the Company purchased an additional 400,000 shares of common stock of the Company which are currently held by the Company in street name by Halter Financial Investments, L.P. Total proceeds to Ms. Shelton were $10,000 and total proceeds to Halter Financial Investments, L.P. were $270,000. As a result of this transaction, Coquí beneficially owns 9,900,000 shares of common stock of the Company. In connection with the transaction, Ms. Shelton resigned as Chief Executive Officer, President, Secretary and Chief Financial Officer of the Company and appointed Mr. Alberto Burckhart to fill those positions.  In addition, Mr. Burckhart was appointed to the Board of Directors of the Company and Ms. Shelton subsequently resigned from the Board of Directors.

The Company intends to consummate a business combination transaction with Coquí at such time as Coquí is able to produce audited financial statements to include in the required Form 8-K to be filed with the Securities and Exchange Commission.

Employees

We have no employees. Our Chief Executive Officer and sole director, Alberto Burckhart, is responsible for managing our administrative affairs, including our reporting obligations pursuant to the requirements of the Exchange Act.  It is anticipated that Mr. Burckhart may engage consultants, attorneys and accountants as necessary for us to conduct our business operations and to implement and successfully complete our business combination transaction with Coquí.  We do not anticipate employing any full-time employees unless and until we consummate the proposed business combination transaction.

Item 1A - Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 1B - Unresolved Staff Comments

None

Item 2 - Properties

The Company currently maintains a mailing address at 1172 South Dixie Highway, Suite 335, Coral Gables, FL 33146.  The Company’s telephone number there is (787) 685-5046.  Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future prior to consummating the proposed business combination. The Company pays no rent or other fees for the use of the mailing address as these offices are used virtually full-time by Coquí and Ms. Carmen Bigles, Coquí’s Chief Executive Officer, who is Mr. Burckhart’s sister.

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

Holders

As of April 11, 2014, there were a total of 11,018,848 shares of our common stock held by approximately 510 stockholders of record. There are no shares of our preferred stock outstanding at the date of this Report. In addition, the Company has accepted subscription agreements and is holding investor funds in an escrow account for the purchase of approximately 330,300 additional  shares of the Company’s common stock.

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

Securities Eligible for Future Sale

We relied, based on the confirmation order we received from the Bankruptcy Court, on Section 1145(a) (1) of the Bankruptcy Code to exempt from the registration requirements of the Securities Act both the offer of the 500,005 plan shares, which may have been deemed to have occurred through the solicitation of acceptances of the plan of reorganization, and the issuance of the plan shares pursuant to the plan of reorganization.  In general, offers and sales of securities made in reliance on the exemption afforded under Section 1145(a)(1) of the Bankruptcy Code are deemed to be made in a public offering, so that the recipients thereof are free to resell such securities without registration under the Securities Act.

Restricted Securities

We currently have 9,900,000 outstanding shares which may be deemed restricted securities as defined in Rule 144.  Generally, restricted securities can be resold under Rule 144 once they have been held for the required statutory period, provided that the securities satisfy the current public information requirements of the rule. However, since Coquí beneficially owns the 9,900,000 shares and is an affiliate of the Company, there are further limits on its ability to sell the shares under Rule 144 as described below.

Rule 144

Under Rule 144, a person who has beneficially owned restricted shares of our common stock for at least six months is entitled to sell their securities provided that (i) such person is not deemed to have been one of our affiliates at the time of, or at any time during the three months preceding a sale, (ii) we are subject to the Exchange Act periodic reporting requirements for at least 90 days before the sale and (iii) if the sale occurs prior to satisfaction of a one-year holding period, we provide current information at the time of sale. However, once we complete the acquisition of Coquí, Rule 144 will require a 12-month holding period initially before reverting to six months as discussed below.

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

Not applicable.

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

Item 6 - Selected Financial Data

Not applicable

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution Regarding Forward-Looking Information

Certain statements contained in this annual filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, as well as statements describing our proposed business combination transaction with Coquí, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Such factors include the ability of Coquí to provide the audited financial statements required for the proposed business combination transaction and other factors referenced in this and previous filings.

Given these uncertainties, readers of this Form 10-K and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Overview

On September 16, 2013, Coquí closed a transaction through which, in exchange for $280,000, Coquí purchased 9,500,000 shares of common stock and purchased an additional 400,000 shares of common stock of the Company which are currently held by the Company in street name by Halter Financial Investments, L.P. As a result of this transaction, Coquí beneficially owns 9,900,000 shares of common stock of the Company.

The Company intends to consummate a business combination transaction with Coquí.

Results of Operations

The Company had no revenue for either of the years ended December 31, 2013 or 2012 or for the period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2013, respectively.

General and administrative expenses for the respective years ended December 31, 2013 and 2012 were approximately $33,000 and $23,000.  These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of periodic reports pursuant to the Exchange Act.  During each of the years ended December 31, 2013 and 2012, respectively, the Company incurred an approximately $7,300 and $5,500 in expenses related to compliance with the SEC’s mandate to provide interactive data files as exhibits to its periodic filings containing financial statements.

It is anticipated that future expenditure levels will increase once the Company acquires Coquí.

Earnings per share for the years ended December 31, 2013 and 2012 were approximately $(0.00) and $(0.00) based on the weighted-average shares issued and outstanding.

The Company does not expect to generate any revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Exchange Act.

Liquidity and Capital Resources

At December 31, 2013 and 2012, the Company had working capital (deficit) of approximately $(26,497) and $274, respectively.

The Company currently has limited cash on hand, no operating assets and a business plan with inherent risk.

On April 11, 2014, the Company had approximately $2.9 million of net proceeds from a closing of a private placement in February 2014. In addition, the Company’s attorneys were holding approximately $1.1 million in escrow relating to additional sales of shares of the Company’s common stock at $3.31 per share. While the subscriptions have been accepted, no closing has occurred.

The approximately $4,000,000 raised to date is part of a $49 million offering.  This sum was chosen because Coquí needs to raise significant capital to be able to acquire a license from the Nuclear Regulatory Commission and build a medical isotope production facility planned near Gainesville, Florida.  We cannot assure you that the necessary funding will be raised or the license issued.

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

Our significant accounting policies are summarized in Note E of our financial statements.  While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates.  Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our results of operations, financial position or liquidity for the periods presented in this Report.

Item 7A - Quantitative and Qualitative Disclosures about Market Risk

Smaller reporting companies are not required to provide the information required by this item.

Item 8 - Financial Statements and Supplementary Data

The required financial statements begin on page F-1 of this document.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Changes in Registrant’s Certifying Accountant

All information responsive to this item has been previously disclosed in Current Reports on Form 8-K filed with the Securities and Exchange Commission.

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

Management's assessment of the effectiveness of the Company's internal control over financial reporting is as of the year ended December 31, 2013.  As we are classified as a shell company and only have a sole officer and director, the Company's internal controls are deficient for the following reasons: (1) there are no entity level controls because there is only one person serving in the dual capacity of sole officer and sole director, (2) there are no segregation of duties as that same person approves and directs the payment of the Company's bills, and (3) there is no separate audit committee.  As a result, the Company's internal controls have an inherent weakness which may increase the risks of errors in financial reporting under current operations and accordingly are deficient as evaluated against the criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2013.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting, pursuant to the current appropriate laws and regulations.

Changes in Internal Control over Financial Reporting.  There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting which internal controls will remain deficient until such time as the Company completes a merger transaction or acquisition of an operating business at which time management will be able to implement effective controls and procedures.

Item 9B - Other Information

None

PART III

Item 10 - Directors, Executive Officers and Corporate Governance

The directors and executive officers serving the Company are as follows:

Name	Age	Position Held and Tenure

Alberto Burckhart	37	President, Chief Executive Officer
		Chief Financial Officer, Secretary and Director

The director named above will serve until the next annual meeting of stockholders or until his successor(s) is duly elected and have qualified.  Directors are elected for one-year terms at the annual stockholders meeting.  Officers will hold their positions at the pleasure of the Board of Directors, absent any employment agreement, of which none currently exists or is contemplated.  Mr. Burckhart was appointed to his present executive officer and director positions in connection with the September 16, 2013 common stock transaction described above.

Mr. Burckhart devotes his time to the Company's affairs on an as needed basis. He has not entered into any formal agreements governing the terms of his service as an executive officer and director of the Company. However, Mr. Burckhart serves the Company pursuant to an understanding between Mr. Burckhart and his sister, Ms. Carmen Bigles, who serves as Chief Executive Officer and is a shareholder of Coquí, which is the beneficial owner of 9,900,000 shares (approximately 89.8% of the shares outstanding as of the date of this Report) of the Company’s common stock. In addition, Mr. Burckhart’s brother-in-law, Dr. Pedro Serrano, serves as a director and is a shareholder of Coquí. Mr. Burckhart is also a shareholder of Coquí. While there are no agreements or understandings for Mr. Burckhart to resign at the request of another person, Mr. Burckhart may be considered to be acting on behalf of, and will act at the direction of, the executive officers and directors of Coquí.

Biographical Information

Alberto Burckhart.  Mr. Burckhart has served as a director and our Chief Executive Officer, President, Secretary and Chief Financial Officer since September 16, 2013.  Since February 2013, Mr. Burckhart has been the principal at the Burckhart Law Office.  From April 2011 until January 2013, Mr. Burckhart was an investment banker at Pariter Securities.  He is also currently associated with Pariter Securities. From August 2008 until March 2011, Mr. Burckhart served in business development for Caribbean Radiation Oncology, a Puerto Rican nuclear medicine facility owned and operated by Dr. Serrano and his wife, Ms. Bigles. Mr. Burckhart was appointed a director because of his legal experience and public company knowledge.

Transactions with Related Parties

In the last two fiscal years and the period since the end of the last fiscal year, there were no related party transactions required to be disclosed pursuant to Item 404 of Regulation S-K. However, see Note G to the financial statements included in this Report.

Director Independence

Mr. Burckhart, our sole director, is not independent in accordance with the listing standards of the NASDAQ Stock Exchange and the Securities and Exchange Commission.

Meetings and Committees of the Board

Our Board held no formal meetings during the fiscal year ended December 31, 2013. We do not presently have a policy regarding director attendance at meetings.

We do not currently have standing audit, nominating or compensation committees, or committees performing similar functions. Due to the size of our board, our Board of Directors believes that it is not necessary to have standing audit, nominating or compensation committees at this time because the functions of such committees are adequately performed by our Board of Directors. We do not have an audit, nominating or compensation committee charter as we do not currently have such committees. We do not have a policy for electing members to the Board of Directors, we have not adopted any procedures by which security holders may recommend nominees to the Board of Directors and we do not have a diversity policy.

Audit Committee

As discussed above, our Board of Directors has not established a separate audit committee within the meaning of the Exchange Act. Instead, the entire Board acts as the audit committee and will continue to do so for the foreseeable future.

Code of Ethics

We have not adopted a Code of Ethics but intend to do so following consummation of the proposed business combination transaction.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors and person who own more than 10% of our common stock to file reports regarding ownership of and transactions in our securities with the Commission and to provide us with copies of those filings.  Based solely on our review of the copies received by or a written representation from certain reporting persons, we believe that during the fiscal year ended December 31, 2013, all eligible persons were in compliance with the requirements of Section 16(a), except that our former Chief Executive Officer Carolyn Shelton failed to file a Form 4 reporting her sale of 9,500,000 shares of the Company’s stock on September 16, 2013.

Conflicts of Interest

Two of Mr. Burckhart’s family members serve as an executive officer and director of Coquí, the Company’s largest shareholder, which beneficially owns approximately 89.8% of the Company’s outstanding common stock as of the date of this Report. In addition, Mr. Burckhart and his family members are Coquí shareholders. See “Item 10 - Directors, Executive Officers and Corporate Governance” above. Consequently, if, in the future, the interests of the Company conflict with the interests of Coquí, Mr. Burckhart may not be able to serve the Company as Chief Executive Officer and director in an unbiased manner.

Involvement in Certain Material Legal Proceedings

None

Item 11 - Executive Compensation

The following information is related to the compensation paid, distributed or accrued by us to those persons serving as our Chief Executive Officer (principal executive officer) during 2013. We refer to these persons as the “Named Executive Officers.” During 2013, no other individual served as an executive officer, director, or employee of the Company.

Ms. Shelton resigned from her position as Chief Executive Officer and all other executive officer positions with the Company on September 16, 2013 in connection with the common stock transaction described above. She also resigned as director of the Company on September 26, 2013 in compliance with Section 14(f) of the Exchange Act.

Neither Mr. Burckhart nor Ms. Shelton have received any compensation from the Company.  In future periods, the Company anticipates that it will pay compensation to its officer(s) and/or director(s).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Alberto Burckhart, Principal Executive Officer	2013 2012	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-

Carolyn C. Shelton, Principal Executive Officer	2013 2012	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-

The Company has no other executive compensation issues which would require the inclusion of other mandated table disclosures.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of the date of this Report, the number of shares of common stock owned of record and beneficially by the Named Executive Officers, directors and persons who hold 5% or more of the outstanding common stock of the Company.  Also included are the shares held by all executive officers and directors as a group.

	Shares Beneficially Owned (1)(2)
Name and address	Number of Shares	Percentage (3)

Coquí Radio Pharmaceutical Corp. (4)	9,900,000 (5)	89.8%

Carolyn C. Shelton (6) former Chief Executive Officer and sole director	0	0%

Alberto Burckhart (4) Chief Executive Officer and sole director	0	0%

All Directors and	0	0%
Executive Officers (2 persons)

(1)
On April 11, 2014, there were 11,018,848 shares of our common stock outstanding and no shares of preferred stock issued and outstanding.  We have no outstanding stock options or warrants. In addition, As of April 11, 2014, the Company had accepted subscription agreements and held investor funds in an escrow account for approximately 330,300 additional shares of the Company’s common stock, which shares are not included in the calculation of ownership percentages in this table.

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

(3)
In determining the percent of voting stock owned by a person on April 11, 2014 (a) the numerator is the number of shares of common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities,  and (b) the denominator is the total of (i) the 11,018,848  shares of common stock outstanding on April 11, 2014, and (ii) any shares of common stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities.  Neither the numerator nor the denominator includes shares which may be issued upon the exercise of any other options or warrants or the conversion of any other convertible securities.

(4)	The address for this shareholder is 1172 South Dixie Highway, Suite 335, Coral Gables, FL 33146. Carmen Bigles has the power to vote these shares.

(5)	Includes 9,500,000 shares held in record name and 400,000 shares beneficially owned by the shareholder that are held in street name by Halter Financial Investments, L.P.

(6)	The address for this shareholder is 1397 Dominion Plaza, Suite 100, Tyler, TX 75703.

Changes in Control

On September 16, 2013, Coquí closed a transaction through which Coquí acquired beneficial ownership of 9,900,000 shares of common stock of the Company, representing approximately 99.9% of the shares then outstanding, for total proceeds of $280,000 from Ms. Shelton and Halter Financial Investments, L.P.

In connection with Coquí’s purchase of control of the Company as described above, Ms. Shelton resigned as Chief Executive Officer, President, Secretary and Chief Financial Officer of the Company and appointed Mr. Burckhart to fill those positions.  In addition, Mr. Burckhart was appointed to the Board of Directors of the Company.  Subject to compliance with Rule 14f-1 under the Exchange Act, Ms. Shelton resigned as a director on September 26, 2013.

The Company intends to consummate a business combination transaction with Coquí. No additional shares of common stock will be outstanding following that acquisition, except for 605,000 shares to be issued to three preferred shareholders of Coquí, since Coquí intends to cancel its shares of the Company.

Item 13 - Certain Relationships and Related Transactions, and Director Independence

The Company currently maintains a mailing address at 1172 South Dixie Highway, Suite 335, Coral Gables, FL 33146.  The Company’s telephone number there is (787) 685-5046.  Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future prior to consummating the proposed business combination. The Company pays no rent or other fees for the use of the mailing address as these offices are used virtually full-time by Coquí and Ms. Bigles.

 Item 14 - Principal Accountant Fees and Services

The Company paid or accrued the following fees in each of the prior two fiscal years to S. W. Hatfield, CPA of Dallas, Texas, which served as the Company’s independent registered public accounting firm prior to July 24, 2013, Goldman Accounting Services CPA, PLLC, which served as the Company’s independent registered public accounting firm from July 24, 3013 until March 6, 2014, and Salberg & Company, P.A., which has served as the Company’s independent registered public accounting firm since March 6, 2014. See “Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure” above.

 Fiscal year ended December 31, 2013
	S.W. Hatfield, CPA	Goldman Accounting Services CPA, PLLC	Salberg & Company, P.A.

1. Audit fees	$4,025	$1,500	$12,700
2. Audit-related fees	-	-	-
3. Tax fees	-	-	-
4. All other fees	-	-	-

Totals	$4,025	$1,500	$12,700

 Fiscal year ended December 31, 2012
S.W. Hatfield, CPA

1. Audit fees	$7,000
2. Audit-related fees	-
3. Tax fees	235
4. All other fees	-

Total	$7,235

As discussed above, the Company has no formal audit committee. The entire Board of Directors, which presently consists of Mr. Burckhart, as sole director, acts as the Company's defacto audit committee. All of the services related to audit fees and audit-related fees charged by the Company’s independent registered public accounting firms shown in the tables above were pre-approved by the Company. The Company has not adopted a policy with respect to the pre-approval of audit and non-audit services.

Neither S. W. Hatfield, CPA, Goldman Accounting Services CPA, PLLC, nor Salberg & Company, P.A., while serving as the Company’s independent registered public accounting firm during the periods specified above, engaged any other persons or firms other than that independent registered public accounting firm’s full-time, permanent employees.

PART IV

Item 15 - Exhibits and Financial Statement Schedules

Exhibit
Number

3.1       Articles of Incorporation of the Company (1)
3.2       Bylaws of the Company (1)
31.1     Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1     Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
101      Interactive data files pursuant to Rule 405 of Regulation S-T.
________________________________________________________
(1)	Incorporated by reference to the Company’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on October 8, 2009.

SMSA Crane Acquisition Corp.
(a development stage company)

Contents

Page
Report of Independent Registered Public Accounting Firm	F-2

Financial Statements

Balance Sheets
as of December 31, 2013 and 2012	F-3

Statements of Operations
for each of the years ended December 31, 2013 and 2012 and
for the period from August 1, 2007 (date of bankruptcy settlement)
through December 31, 2013	F-4

Statements of Changes in Stockholders' Equity (Deficit)
for each of the years ended December 31, 2013 and 2012 and
for the period from August 1, 2007 (date of bankruptcy settlement)
through December 31, 2013	F-5

Statements of Cash Flows
for each of the years ended December 31, 2013 and 2012 and
for the period from August 1, 2007 (date of bankruptcy settlement)
through December 31, 2013	F-6

Notes to Financial Statements	F-7-F-13

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of:
SMSA Crane Acquisition Corp.

We have audited the accompanying balance sheets of SMSA Crane Acquisition Corp. at December 31, 2013 and 2012, and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2013 and for the period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2013.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SMSA Crane Acquisition Corp. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2013 and for the period from August 1, 2007 (date of bankruptcy settlement) to December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/S/ Salberg & Company, P.A.
SALBERG & COMPANY, P.A.
Boca Raton, Florida
April 15, 2014

SMSA Crane Acquisition Corp.
(a development stage company)
Balance Sheets
December 31, 2013 and 2012

	December 31,	December 31,
	2013	2012
ASSETS
Current Assets
Cash on hand and in bank	$238	$874

Total Assets	$238	$874

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable - trade	$22,910	$600
Due to stockholder	3,825	-

Total Liabilities	26,735	600

Stockholders' Equity (Deficit)
Preferred stock - $0.001 par value
10,000,000 shares authorized.
None issued and outstanding	-	-
Common stock - $0.001 par value.
100,000,000 shares authorized.
10,000,005 and 10,000,005 shares
issued and outstanding, respectively	10,000	10,000
Additional paid-in capital	58,835	53,235
Deficit accumulated during the development stage	(95,332)	(62,961)

Total Stockholders' Equity (Deficit)	(26,497)	274

Total Liabilities and Stockholders’ Equity (Deficit)	$238	$874

The accompanying notes are an integral part of these financial statements.

SMSA Crane Acquisition Corp.
(a development stage company)
Statements of Operations
Years ended December 31, 2013 and 2012 and from the
Period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2013

	Year ended December 31, 2013	Year ended December 31, 2012	Period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2013

Revenues	$-	$-	$-

Operating expenses
Reorganization costs	-	-	2,916
Professional fees	25,025	8,860	54,228
Other general and administrative costs	7,346	13,804	38,188

Total operating expenses	32,371	22,664	95,332

Loss from operations	(32,371)	(22,664)	(95,332)

Provision for income taxes	-	-	-

Net Loss	$(32,371)	$(22,664)	$(95,332)

Loss per weighted-average share of common stock outstanding,
computed on net loss - basic and fully diluted	$(0.00)	$(0.00)

Weighted-average number of shares
of common stock outstanding - basic and fully diluted	10,000,005	10,000,005

The accompanying notes are an integral part of these financial statements.

SMSA Crane Acquisition Corp.
(a development stage company)
Statement of Changes in Stockholders’ Equity (Deficit)
Years ended December 31, 2013 and 2012 and
Period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2013

				Deficit
				accumulated
			Additional	during the
	Common Stock		paid-in	development
	Shares	Amount	capital	stage	Total
Stock issued pursuant
to plan of reorganization
at bankruptcy settlement
date on August 1, 2007	500,005	$500	$500	$-	$1,000

Net loss for the period from
August 1, 2007 (date of bankruptcy
settlement) to December 31, 2007	-	-	-	(5,000)	(5,000)

Balances at December 31, 2007	500,005	500	500	(5,000)	(4,000)

Net loss for the year	-	-	-	(841)	(841)

Balances at December 31, 2008	500,005	500	500	(5,841)	(4,841)

Net loss for the year	-	-	-	(4,058)	(4,058)

Balances at December 31, 2009	500,005	500	500	(9,899)	(8,899)

Sale of common stock	9,500,000	9,500	-	-	9,500

Capital contributed to support operations	-	-	19,985	-	19,985

Net loss for the year	-	-	-	(11,086)	(11,086)

Balances at December 31, 2010	10,000,005	10,000	20,485	(20,985)	9,500

Capital contributed to support operations	-	-	10,500	-	10,500

Net loss for the year	-	-	-	(19,312)	(19,312)

Balances at December 31, 2011	10,000,005	10,000	30,985	(40,297)	688

Capital contributed to support operations	-	-	22,250	-	22,250

Net loss for the year	-	-	-	(22,664)	(22,664)

Balances at December 31, 2012	10,000,005	10,000	53,235	(62,961)	274

Capital contributed to support operations	-	-	5,600	-	5,600

Net loss for the year	-	-	-	(32,371)	(32,371)

Balances at December 31, 2013	10,000,005	$10,000	$58,835	$(95,332)	$(26,497	) )

The accompanying notes are an integral part of these financial statements.

SMSA Crane Acquisition Corp.
(a development stage company)
Statement of Cash Flows
Years ended December 31, 2013 and 2012 and
Period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2013

	Year ended December 31, 2013	Year ended December 31, 2012	Period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2013
Cash Flows from Operating Activities
Net loss for the period	$(32,371)	$(22,664)	$(95,332)
Adjustments to reconcile net loss
to net cash used in operating activities
Increase (Decrease) in
Accounts payable	22,310	600	22,910

Net cash used in operating activities	(10,061)	(22,064)	(72,422)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Sale of common stock	-	-	9,500
Stockholder loans	3,825	-	3,825
Cash funded from bankruptcy trust	-	-	1,000
Additional capital contributed to support operations	5,600	22,250	58,335

Net cash provided by financing activities	9,425	22,250	72,660

Increase in Cash	(636)	186	238

Cash at beginning of period	874	688	-

Cash at end of period	$238	$874	$238

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid during the period	$-	$-	$-
Income taxes paid during the period	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

SMSA Crane Acquisition Corp.
(a development stage company)
Notes to Financial Statements
December 31, 2013 and 2012

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

On November 5, 2010, the Company entered into a Share Purchase Agreement (Share Purchase Agreement) with Carolyn C. Shelton (Shelton), a resident of Tyler, Texas, pursuant to which on November 10, 2010 she acquired 9,500,000 shares of our common stock for approximately $9,500 cash or $0.001 per share.  As a result of this transaction, 10,000,005 shares of our common stock are currently issued and outstanding.

On August 29, 2013, Coquí Radio Pharmaceuticals, Corp. (Coquí) closed a transaction through which Coquí purchased 9,500,000 outstanding shares of common stock and agreed to purchase an additional 400,000 shares of common stock of the Company and agreed to pay $10,000 to Carolyn Shelton and $270,000 to Halter Financial Investments, L.P. in this private transaction. The additional 400,000 shares were subsequently acquired on October 24, 2013.

The Company intends to consummate a reverse acquisition transaction with Coquí to establish a dedicated Medical Isotope Production Facility in the United States to provide a reliable domestic source of certain radioisotopes for use in nuclear medicine. The Company intends to consummate such merger as soon as Coquí finishes auditing its books and records.

Note B - Reorganization Under Chapter 11 of the U. S. Bankruptcy Code

The Company’s Plan of Reorganization was confirmed by the Bankruptcy Court on August 1, 2007 and became effective on August 10, 2007.  On November 5, 2010, the Company entered into a transaction with Carolyn C. Shelton as discussed in Note A and a Certificate of Compliance with certain bankruptcy confirmation provisions was issued by the Bankruptcy Court on November 10, 2010.

SMSA Crane Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
December 31, 2013 and 2012

Note C - Basis of Presentation and Use of Estimates

The Company is presented as a development stage company beginning on the date of the bankruptcy settlement (confirmation date) of August 1, 2007, within Fresh Start accounting was applied. Activities during the development stage have been maintaining corporate and reporting compliance, seeking a business combination and raising capital.

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

Note D - Liquidity

The Company has no post-bankruptcy operating history, however the Company has raised approximately $4.0 million in equity capital from January 2014 through April 9, 2014 in contemplation of a reverse acquisition transaction with an operating company, Coqui, as discussed in Note A.

The Company’s business plan is to consummate the reverse acquisition transaction with Coquí who intends to establish a dedicated Medical Isotope Production Facility in the United States to provide a reliable domestic source of certain radioisotopes for use in nuclear medicine. However, there is no assurance that the Company will be able to successfully implement this business plan or that the execution of the same will result in the appreciation of our stockholders’ investment in the Company’s common stock.

The Company's ultimate continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its capital investment and daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis.  The Company faces considerable risk in its business plan and a potential shortfall of funding due the potential inability to raise additional capital in the equity securities market that it needs to implement its business plan.  If adequate operating capital and/or cash flows are not received during the next twelve months, the Company could become dormant until such time as necessary funds could be raised or provided as set forth in the Plan.

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
December 31, 2013 and 2012

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

The Company uses the asset and liability method of accounting for income taxes.  At December 31, 2013 and 2012, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

SMSA Crane Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
December 31, 2013 and 2012

4.	Income (Loss) per share (Continued)

As of December 31, 2013 and 2012, and subsequent thereto, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

Note F - Fair Value of Financial Instruments

The carrying amount of cash, accounts payable and due to stockholder, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

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

Note G - Related Party Transactions

Halter Financial Group, Inc. (H.G.), pursuant to the Plan, managed the $1,000 in cash transferred from the bankruptcy creditor’s trust on our behalf until exhausted and contributed additional monies through September 16, 2013 ( the date of sale of shares of common stock to Coquí Radio Pharmaceuticals, Corp.-see Note A) to support our operations.  This contributed capital totaled $5,600, $22,250 and $58,335 for the years ended December 31, 2013 and 2012 and the period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2013, respectively, and have been reflected as a component of additional paid-in capital in the accompanying balance sheets.

During the year ended December 31, 2013, a majority stockholder of the Company contributed $3,825 as a loan to support the Company’s operations. This amount has been reflected as due to stockholder in the accompanying financial statements at December 31, 2013 (see Note H).

Note H – Due to Stockholder

As of December 31, 2013, the Company owes $3,825 to Coquí Radio Pharmaceuticals, Corp., the controlling stockholder of the Company for the funding of general operations. The amount owing is unsecured, non-interest bearing, and due on demand.

SMSA Crane Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
December 31, 2013 and 2012

Note I – Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through December 31, 2013. At December 31, 2013, the Company had no cash equivalent balances that were not insured.

Note J - Income Taxes

The components of income tax (benefit) expense for each of the years ended December 31, 2013 and 2012 and for the period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2013 are as follows:

Period from
August 1, 2007
(date of
bankruptcy
settlement)
	Year ended	Year ended	through
	December 31,	December 31,	December 31,
	2013	2012	2013
Federal:
Current	$-	$-	$-
Deferred	-	-	-
	-	-	-
State:
Current	-	-	-
Deferred	-	-	-
	-	-	-
Total	$-	$-	$-

As of December 31, 2013, the Company has a net operating loss carryforward of approximately $95,000 to offset future taxable income.  The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax expense (benefit) for each of the years ended December 31, 2013 and 2012 and for the period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2013 varied from the statutory rate of 34% as follows:

SMSA Crane Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
December 31, 2013 and 2012

Note J - Income Taxes (Continued)

			Period from
			August 1, 2007
			(date of
			bankruptcy
			settlement)
	Year ended	Year ended	through
	December 31,	December 31,	December 31,
	2013	2012	2013
Statutory rate applied to
income before income taxes	$(11,000)	$(7,700)	$(32,400)
Increase (decrease) in income
taxes resulting from:
State income taxes	-	-	-
Other, including reserve
for deferred tax asset and
application of net operating
loss carryforward	11,000	7,700	32,400
Income tax expense	$-	$-	$-

The Company’s only temporary difference due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, as of December 31, 2013 and 2012, respectively, relate solely to the Company’s net operating loss carryforward(s).  This difference gives rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of December 31, 2013 and 2012, respectively:

	December 31,	December 31,
	2013	2012
Deferred tax assets
Net operating loss carryforwards	$32,400	$21,400
Less valuation allowance	(32,400)	(21,400)

Net Deferred Tax Asset	$-	$-

During the each of the years ended December 31, 2013 and 2012, respectively, the valuation allowance for the deferred tax asset increased by approximately $11,000 and $7,700.

SMSA Crane Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
December 31, 2013 and 2012

Note K- Capital Stock Transactions

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

Note L - Subsequent Events

The Company in 2014 is conducting a private placement offering on a best efforts partial all-or-none basis, minimum offering of $3 million, maximum offering of $49,032,225 at $3.31 per share.

On February 14, 2014, the Company closed on the sale of 927,000 shares of common stock, the minimum amount offered in its private placement offering to accredited investors in exchange for gross proceeds of $3,068,370.  Pariter Securities, LLC (“Pariter”) was paid $125,431 for acting as a placement agent for the offering and was issued 92,700 five-year warrants exercisable at $3.31 per share. Additionally, Pariter waived cash commissions of $304,001 by electing to purchase 91,843 shares of the Company’s common stock at the offering price of $3.31 per share (without commissions or expenses) and other fee of $1,000 was also paid. The net proceeds to the Company were $2,941,939.

As of April 14, 2014 the Company's escrow agent received approximately $1.1 million after the first closing.  These funds are not under control or available to the Company until after a second closing.

The Company’s principal shareholder is Coquí Radio Pharmaceuticals Corp. (“Coquí”).  Coquí is a radio pharmaceutical company that seeks to establish a medical isotope production facility (the “Facility”) to produce Molybdenum-99 (“Mo-99”).  Mo-99 is used to manufacture one of the principal medical isotopes used for diagnostic applications in nuclear medicine.

The net proceeds will be used primarily through advances to Coquí, for preparing an environmental report on the site where the Facility is to be located, Nuclear Regulatory Commission (“NRC”) counsel, hiring contractors to begin preliminary work on the Facility prior to receiving any NRC licensing, and for general working capital purposes.

Following completion of the required audit of Coquí the intent is for Coqui to merge into the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMSA Crane Acquisition Corp.

Dated: April 15, 2014	/s/ Alberto Burckhart
Alberto Burckhart
President, Chief Executive Officer
and Chief Financial Officer (Principal Executive Officer
and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates as indicated.

Dated: April 15, 2014	/s/ Alberto Burckhart
Alberto Burckhart
Principal Executive Officer,
Principal Financial Officer and Director