Form 10-Q
period 2014-03-31
SMSA CRANE ACQUISITION CORP.
filed 2014-05-15
CIK 1473287

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 0-53800

SMSA Crane Acquisition Corp.
 (Exact name of registrant as specified in its charter)
Nevada	27-0984742
(State or other jurisdiction of	(I.R.S. Empl. Ident. No.)
incorporation or organization)
1172 South Dixie Highway, Suite 335,
Coral Gables, FL 33146
 (Address of principal executive offices, Zip Code)

(787) 685-5046
 (Registrant’s telephone number, including area code)

_________________________________________________________
 (Former Name, Former Address and Former Fiscal Year if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes [X]     No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
 Yes [X]     No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-Accelerated Filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes [ X  ]     No [  ]

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 6, 2014 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	11,423,648

SMSA CRANE ACQUISITION CORP.
UNAUDITED FINANCIAL STATEMENTS
 MARCH 31, 2014 AND 2013

PART I—FINANCIAL INFORMATION

SMSA Crane Acquisition Corp.
(Development Stage Company)
Balance Sheets

	March 31,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current Assets
Cash on hand and in escrow (unrestricted)	$2,942,177	$238
Total Assets	$2,942,177	$238

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$40,998	$22,910
Due to principal stockholder - related party	29,234	3,825
Total Liabilities	70,232	26,735

Stockholders' Equity (Deficit)
Preferred stock - $0.001 par value
10,000,000 shares authorized.
No shares issued and outstanding	-	-
Common stock - $0.001 par value.
100,000,000 shares authorized. 11,018,848 shares and
10,000,005 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	11,019	10,000
Additional paid-in capital	3,001,130	58,835
Deficit accumulated during the development stage	(140,204)	(95,332)
Total Stockholders' Equity (Deficit)	2,871,945	(26,497)
Total Liabilities and Stockholders’ Equity (Deficit)	$2,942,177	$238

The accompanying notes are an integral part of these unaudited financial statements

SMSA Crane Acquisition Corp.
(a development stage company)
Unaudited Statements of Operations
			Period from
			August 1, 2007
			(date of bankruptcy
			settlement)
	Three Months Ended		through
	March 31,	March 31,	March 31,
	2014	2013	2014

Revenues	$-	$-	$-

Operating expenses
Reorganization costs	-	-	2,916
Professional fees	39,207	2,825	93,435
Other general and administrative costs	5,665	1,210	43,853
Total operating expenses	44,872	4,035	140,204

Loss from operations	(44,872)	(4,035)	(140,204)
Provision for income taxes	-	-	-
Net Loss	$(44,872)	$(4,035)	$(140,204)

Loss per weighted-average share
of common stock outstanding,
computed on net loss - basic
and fully diluted	$(0.00)	$(0.00)

Weighted-average number of
shares of common stock
outstanding - basic and
fully diluted	10,509,427	10,000,005

The accompanying notes are an integral part of these unaudited financial statements

SMSA Crane Acquisition Corp.
(a development stage company)
Unaudited Statements of Changes in Stockholders' Equity (Deficit)
For the Period from August 1, 2007 (Date of Bankrupcy Settlement) to March 31, 2014
				Deficit
				accumulated
			Additional	during the
	Common Stock		paid-in	development
	Shares	Amount	capital	stage	Total
Stock issued pursuant
to plan of reorganization
at bankruptcy settlement
date on August 1, 2007	500,005	$500	$500	$-	$1,000
Net loss for the period from
August 1, 2007 (date of bankruptcy
settlement) to December 31, 2007	-	-	-	(5,000)	(5,000)
Balances at December 31, 2007	500,005	500	500	(5,000)	(4,000)
Net loss for the year	-	-	-	(841)	(841)
Balances at December 31, 2008	500,005	500	500	(5,841)	(4,841)
Net loss for the year	-	-	-	(4,058)	(4,058)
Balances at December 31, 2009	500,005	500	500	(9,899)	(8,899)
Sale of common stock	9,500,000	9,500	-	-	9,500
Capital contributed to support operations	-	-	19,985	-	19,985
Net loss for the year	-	-	-	(11,086)	(11,086)
Balances at December 31, 2010	10,000,005	10,000	20,485	(20,985)	9,500
Capital contributed to support operations	-	-	10,500	-	10,500
Net loss for the year	-	-	-	(19,312)	(19,312)
Balances at December 31, 2011	10,000,005	10,000	30,985	(40,297)	688
Capital contributed to support operations	-	-	22,250	-	22,250
Net loss for the year	-	-	-	(22,664)	(22,664)
Balances at December 31, 2012	10,000,005	10,000	53,235	(62,961)	274
Capital contributed to support operations	-	-	5,600	-	5,600
Net loss for the year	-	-	-	(32,371)	(32,371)
Balances at December 31, 2013	10,000,005	10,000	58,835	(95,332)	(26,497)
Issuance of 927,000 shares at 3.31 per share, net of offering costs paid in cash to placement agent of $125,431 - Feb 14, 2014,	927,000	927	2,942,012	-	2,942,939
Issuance of 91,843 shares to placment agent - offering costs -Feb 14, 2014,	91,843	92	(92)	-	(0)
Issuance of 92,700 warrants to placement agent - offering costs - Feb. 14, 2014	-	-	-	-	-
Contributions to capital	-	-	375	-	375
Net loss for the three months ended March 31, 2014	-	-	-	(44,872)	(44,872)
Balances at March 31, 2014	11,018,848	$11,019	$3,001,130	$(140,204)	$2,871,945

The accompanying notes are an integral part of these unaudited financial statements

SMSA Crane Acquisition Corp.
(a development stage company)
Unaudited Statements of Cash Flows
			Period from
			August 1, 2007
			(date of bankruptcy
			settlement)
	Three Months Ended		through
	March 31,	March 31,	March 31,
	2014	2013	2014
Cash Flows from Operating Activities:
Net loss for the period	$(44,872)	$(4,035)	$(140,204)
Adjustments to reconcile net loss
to net cash used in operating activities
Changes in operating working capital items:
Increase in Accounts payable	18,088	4,035	40,998
Net Cash Used in Operating Activities	(26,784)	-	(99,206)

Cash Flows from Investing Activities:	-	-	-

Cash Flows from Financing Activities:
Proceeds from issuance of common stock, net of offering cost	2,942,939	-	2,952,439
Stockholder loans	25,409	-	29,234
Cash funded from bankruptcy trust	-	-	1,000
Additional capital contributed to support operations	375	-	58,710
Net Cash Provided by Financing Activities	2,968,723	-	3,041,383
Increase in Cash	2,941,939	-	2,942,177
Cash at beginning of period	238	874	-
Cash at end of period	$2,942,177	$874	$2,942,177

Supplemental Disclosure of
Interest and Income Taxes Paid:
Interest paid during the period	-	-	-
Income taxes paid during the period	-	-	-

The accompanying notes are an integral part of these unaudited financial statements

CRANE ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note A. Basis of Presentation, Background and Description of Business

Basis of presentation

The accompanying unaudited condensed financial statements of SMSA Crane Acquisition Corp. have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited financial statements for the year ended December 31, 2013, included in our Annual Report on Form 10-K for the year ended December 31, 2013.

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three month period have been made. Results for the interim period presented are not necessarily indicative of the results that might be expected for the entire fiscal year. When used in these notes, the terms "Company", "we", "us" or "our" mean SMSA Crane Acquisition Corp.

Background

SMSA Crane Acquisition Corp. (the “Company”) was organized on September 9, 2009 as a Nevada corporation to effect the reincorporation of Senior Management Services of Crane, Inc. (Predecessor Company), a Texas corporation, mandated by the plan of reorganization discussed below.

The Company’s emergence from Chapter 11 of Title 11 of the United States Code on August 1, 2007 created the combination of a change in majority ownership and voting control - that is, loss of control by the then-existing stockholders, a court-approved reorganization, and a reliable measure of the entity’s fair value - resulting in a fresh start, creating, in substance, a new reporting entity.  Accordingly, the Company, post-bankruptcy, has no significant assets, liabilities or operating activities.  Therefore, the Company, as a new reporting entity, qualifies as a “development stage enterprise” as defined in Development Stage Entities topic of the FASB Accounting Standards Codification and as a shell company as defined in Rule 405 under the Securities Act of 1933, (Securities Act), and Rule 12b-2 under the Securities Exchange Act of 1934, (Exchange Act).

On November 5, 2010, the Company entered into a Share Purchase Agreement (Share Purchase Agreement) with Carolyn C. Shelton (Shelton), a resident of Tyler, Texas, pursuant to which on November 10, 2010 she acquired 9,500,000 shares of our common stock for approximately $9,500 cash or $0.001 per share.

On August 29, 2013, Coquí Radio Pharmaceuticals, Corp. (“Coquí”) closed a transaction through which Coquí purchased 9,500,000 outstanding shares of common stock and agreed to purchase an additional 400,000 outstanding shares of common stock of the Company from existing shareholders in a private transaction in exchange for $280,000. The additional 400,000 shares were subsequently acquired on October 24, 2013.

Description of Business

The Company’s business plan is to consummate the reverse acquisition transaction with Coquí which intends to establish a dedicated Medical Isotope Production Facility in the United States to provide a reliable domestic source of certain radioisotopes for use in nuclear medicine. In order to accomplish this, substantial additional capital must be raised. Moreover, there are a number of material contingencies including approval by the Nuclear Regulatory Commission (“NRC”). To date, no application has been filed by Coquí due to insufficient working capital. There is no assurance that the Company will be able to successfully implement this business plan or that the execution of the same will result in the appreciation of our stockholders’ investment in the Company’s common stock. The Company intends to consummate such merger as soon as Coquí finishes auditing its financial statements required to permit it to comply with applicable Securities and Exchange Commission rules.

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

Note C – Development Stage Company and Use of Estimates

The Company is presented as a development stage company beginning on the date of the bankruptcy settlement (confirmation date) of August 1, 2007, when Fresh Start accounting was applied. Activities during the development stage have been maintaining corporate and reporting compliance, seeking a business combination and raising capital.

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

Note D – Cash in Escrow Account (Unrestricted) and Company Liquidity

The Company has no post-bankruptcy operating history however the Company has raised approximately $4.1 million in equity capital from January 2014 through April 28, 2014 in contemplation of a reverse acquisition transaction with an operating company, Coquí, as discussed in Note A and Note K. On February 14, 2014, the Company closed on the sale of 927,000 shares of common stock, the minimum amount offered in its private placement offering to accredited investors in exchange for gross proceeds of $3,068,370. The net proceeds to the Company from the offering was $2,941,939 and this amount, as of March 31, 2014, was held in the Company’s legal counsel’s escrow account, unrestricted. $2,891,673 of this escrow was distributed out of the Company’s legal counsel’s escrow account on April 14, 2014, with the remaining $50,266 distributed out of the Company’s legal counsel’s escrow account on April 28, 2014.

The Company is not conducting operations pending completion of the reverse merger with Coquí. It is dependent upon Coquí to provide loans to pay its legal and accounting fees. The Company is continuing its private placement offering since Coquí needs substantial additional capital. Coquí faces considerable risk in its business plan and a potential shortfall of funding due the potential inability to raise additional capital in the equity securities market that it needs to implement its business plan.  If adequate operating capital and/or cash flows are not received during the next twelve months, the Company and/or Coquí could become dormant until such time as necessary funds could be raised or provided as set forth in the Plan. There is no assurance that the Company Coquí and/or will be able to obtain additional funding through the sales of additional equity securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

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

The Company uses the asset and liability method of accounting for income taxes.  At March 31, 2014 and December 31, 2013, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

Basic earnings (loss) per share is computed by dividing the net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the respective period presented in our accompanying unaudited financial statements.

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

As of March 31, 2014 and December 31, 2013 and subsequent thereto, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation. At March 31, 2014 there were an additional 92,700 outstanding warrants which could dilute future earnings per share.

Note F - Fair Value of Financial Instruments

The carrying amount of cash, accounts payable and accrued expenses and due to stockholder, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

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

Note G - Related Party Transactions

Halter Financial Group, Inc. (H.G.), pursuant to the Plan, managed the $1,000 in cash transferred from the bankruptcy creditor’s trust on our behalf until exhausted and contributed additional monies through September 16, 2013 (the date of sale of shares of common stock to Coquí.-see Note A) to support our operations.  This contributed capital totaled $375 and $5,600 for the three months ended March 31, 2014 and the year ended December 31, 2013, respectively and $58,710 the period from August 1, 2007 (date of bankruptcy settlement) through March 31, 2014. These amounts have been reflected as a component of additional paid-in capital in the accompanying unaudited balance sheets.

During the three months ended March 31, 2014 and the year ended December 31, 2013, Coquí contributed a total of $25,409 and $3,825 to support the Company’s operations. This amount has been reflected in due to stockholder in the accompanying financial statements at March 31, 2014 and December 31, 2013, respectively (see Note H).

The Company has advanced the net proceeds of its private placement to Coquí, which advances have not been documented by any loan agreements or notes. Additionally, the Company’s Chief Executive Officer is a principal of the Placement Agent which is raising the capital in the private placement and has received compensation directly from the private placement fees paid to the placement agent. See Note J.

Note H – Due to Stockholder

As of March 31, 2014 and December 31, 2013, the Company owes $29,234 and $3,825, respectively, to Coquí the controlling stockholder of the Company for the funding of its current operating expenses. The amount owing is unsecured, non-interest bearing, and due on demand.

Note I – Concentration of Credit Risk

The Company maintained its cash at March 31, 2014 in its legal counsel’s escrow account, unrestricted (cash from proceeds from the sale of its common stock from its private placement offering) and on hand. At times cash deposited with financial institutions may exceed federally insured limits. The Company has not experienced any losses in such accounts through March 31, 2014. At March 31, 2014, the Company cash balances were not insured.

Note J- Capital Stock Transactions

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

On November 5, 2010, the Company entered into a Share Purchase Agreement with Shelton pursuant to which she acquired 9,500,000 shares of our common stock for approximately $9,500 cash or $0.001 per share.  As a result of this transaction, 10,000,005 shares of our common stock were issued and outstanding as of December 31, 2013.

The Company in 2014 is conducting a private placement offering on a best efforts partial all-or-none basis, minimum offering of $3 million, maximum offering of $49,032,225 at $3.31 per share.

On February 14, 2014, the Company closed on the sale of 927,000 shares of common stock, the minimum amount offered in its private placement offering to accredited investors in exchange for gross proceeds of $3,068,370.  Pariter Securities, LLC (“Pariter”) was paid $125,431 for acting as a placement agent for the offering, which was charged against the proceeds recorded in additional paid-in capital and was issued 92,700 five-year warrants exercisable at $3.31 per share. The valuation of the warrants issued to Pariter was approximately $84,000 using the Black Scholes valuation model. The assumptions used in the Black Scholes valuation model to value these warrants were; stock price and exercise price $3.31; risk free interest rate 1.5%; volatility factor, derived by using comparable public companies in the same industry, was 28% and the expected term of the warrant to be 5 years.

Additionally, Pariter waived cash commissions of $304,001 by electing to purchase 91,843 shares of the Company’s common stock at the offering price of $3.31 per share (without commissions or expenses) and other fees of $1,000 were also paid and expensed. The net proceeds to the Company were $2,941,939.

The Company’s principal shareholder is Coquí.  Coquí is a radio pharmaceutical company that seeks to establish a medical isotope production facility (the “Facility”) to produce Molybdenum-99 (“Mo-99”).  Mo-99 is used to manufacture one of the principal medical isotopes used for diagnostic applications in nuclear medicine.

The net proceeds of the Company’s private placement offering will be used, primarily through advances to Coquí, for preparing an environmental report on the site where the Facility is to be located, Nuclear Regulatory Commission (“NRC”) counsel, hiring contractors to begin preliminary work on the Facility prior to receiving any NRC licensing, and for general working capital purposes.

Following completion of the required audit of Coquí, the intent is for Coquí to merge into the Company.

Note L - Subsequent Events

After the closing on the above 927,000 shares on February 14, 2014, an additional 368,000 common shares were sold on April 28, 2014 in the Company’s private placement to accredited investors in exchange for gross proceeds of approximately $1.2 million at $3.31 per share. Pariter was paid $48,723 for acting as a placement agent for the offering and was issued 36,800 five-year warrants exercisable at $3.31 per share. Additionally, Pariter waived cash commissions of $121,808 by electing to purchase 36,800 shares of the Company’s common stock at the offering price of $3.31 per share (without commissions or expenses) and other fees of $2,000 were also paid. The net proceeds to the Company were $1,167,357. All funds received by the Company have been loaned to Coquí.

FORWARD-LOOKING STATEMENTS

In addition to historical information, this report contains forward-looking statements. . We use words such as “believe”, “expect”, “anticipate”, “project”, “target”, “plan”, “optimistic”, “intend”, “aim”, “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, any statements describing our proposed merger with Coquí, our ability to raise the necessary capital and Coquí’s ability to get all regulatory approvals including that of the NRC. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, as well as assumptions that if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. Such risks include unforeseen audit issues, the ability of Pariter to raise the necessary capital and regulatory issues which may arise if Coquí files an application with the NRC.

All statements other than statements of historical fact are statements that could be deemed forward-looking statements. The Company assumes no obligation and does not intend to update these forward-looking statements, except as required by law.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is intended to help the reader understand SMSA Crane Acquisition Corp, our operations and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes thereto contained in “Item 1. Financial Statements and Supplementary Data” of this report. This overview summarizes the MD&A, which includes the following sections:

•	Overview of Our Business — a general overview of our future business,

•	Critical Accounting Policies and Estimates — a discussion of accounting policies that require critical judgments and estimates;

•
Operations Review — an analysis of our Company’s results of operations for the two periods presented in our financial statements and from August 1, 2017 (date of bankruptcy settlement) to March 31, 2014. Except to the extent that differences among our operating segments are material to an understanding of our business as a whole, we present the discussion in the MD&A and;

•	Liquidity, Capital Resources and Financial Position — an analysis of our cash flows; an overview of our financial position.

As discussed in more detail at the beginning of this Quarterly Report, the following discussion contains forward-looking statements that involve risks, uncertainties, and assumptions such as statements of our plans, objectives, expectations, and intentions. Our actual results may differ materially from those discussed in these forward-looking statements because of the risks and uncertainties inherent in future events.

Overview of Our Future Business

The Company’s business plan is to consummate the reverse merger transaction with Coquí Radio Pharmaceuticals, Corp. (“Coquí”) who intends to establish a dedicated Medical Isotope Production Facility in the United States to provide a reliable domestic source of certain radioisotopes for use in nuclear medicine.

In 2013, Coquí acquired control of the Company by purchasing 9,900,000 shares of common stock in a private transaction. In connection with the proposed reverse merger, Coquí will cancel these shares and its shareholders will receive 10,792,801 shares of common stock as merger consideration.

On February 14, 2014, the Company closed on the sale of 927,000 shares of its common stock, the minimum amount offered in its private placement offering to accredited investors in exchange for gross proceeds of $3,068,370. The net proceeds to the Company from the offering were $2,941,939, $2,891,673 of which was transferred to Coquí on April 14, 2014 and $50,266 of which was transferred to Coquí on April 28, 2014. An additional 368,000 shares of common stock were sold on April 28, 2014 in the Company’s private placement to accredited investors in exchange for gross proceeds of approximately $1.2 million at $3.31 per share.

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

Critical Accounting Policies and Estimates

The SEC issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” suggesting that companies provide additional disclosure and commentary on their most critical accounting policies. In Financial Reporting Release No. 60, the SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the following significant policies as critical to the understanding of our financial statements.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make a variety of estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and (ii) the reported amounts of revenues and expenses during the reporting periods covered by the financial statements.

Our management expects to make judgments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the future resolution of the uncertainties increase, these judgments become even more subjective and complex. Although we believe that our estimates and assumptions are reasonable, actual results may differ significantly from these estimates. Changes in estimates and assumptions based upon actual results may have a material impact on our results of operation and/or financial condition.

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

Contingencies

Management assesses the probability of loss for certain contingencies and accrues a liability and/or discloses the relevant circumstances, as appropriate. Management discloses any liability which, taken as a whole, may have a material adverse effect on the financial condition of the Company.

Operations Review

Results of Operations

Revenue

The Company had no revenue for the three month period ended March 31, 2014 or 2013 or for the period from August 1, 2007 (date of bankruptcy settlement) through March 31, 2014, respectively. It is anticipated that the Company will not generate revenue until Coquí executes its business plan.

Operating Expenses

The following table presents our total operating expenses for the three months presented:

	Three Months Ended March 31,
	2014	2013

Operating expenses	$44,872	$4,035

Operating expenses consist mostly of professional services. Professional services are comprised of outside legal, audit, accounting, transfer agent and Edgar filer services and other services. These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of reports with the Securities and Exchange Commission. The increase in operating expenses in 2014 was primarily due to the increase in legal fees to prepare the Company’s private placement documents and legal work on other corporate matters.

Total cumulative Operating Expenses for the period from August 1, 2007 (date of bankruptcy settlement) through March 31, 2014 was $140,204. These operating expenses consisted of professional fees of $93,435 and other general and administrative expenses of $43,853 and reorganization costs of $2,916.

See Note D of the Note J to our Financial Statements included in this Quarterly Report on Form 10-Q for information regarding our private placement.

It is anticipated that future operating expenses will increase as the Company complies with its periodic reporting requirements and effects its reverse acquisition and business plan with Coquí.

Liquidity and Capital Resources

The following table provides detailed information about our net cash flow for all financial statements periods presented in this Report.

Cash Flow
	Three Months Ended March 31,
	2014	2013

Net cash used in operating activities	$(26,874)	$-
Net cash provided by investing activities	-	-
Net cash provided by financing activities	2,968,723	-
Net cash inflow	$2,941,939	$-

Operating Activities

Cash used in operating activities for the three months ended March 31, 2014, consisted of net loss as well as the effect of changes in working capital. Cash used in operating activities for the three months ended March 31, 2014, consisted of an approximate net loss of $45,000. Total cash provided by working capital totaled approximately $18,000. The cash provided by working capital was due to an increase in accounts payable and accrued expenses. Total cumulative cash used in operating activities for the period from August 1, 2007 (date of bankruptcy settlement) through March 31, 2014 was approximately $99,000.

Investing Activities

Net cash provided by our investing activities for the three months ended March 31, 2014 and 2013 was $0. Total cumulative cash used in investing activities for the period from August 1, 2007 (date of bankruptcy settlement) through March 31, 2014 was $0.

Financing Activities

Net cash provided by our financing activities for the three months ended March 31, 2014, as compared to 2013 increased by approximately $2,969,000. This increase was due to the first closing of our private placement sale of our common stock taking place in February 2014.

Total cumulative cash provided by financing activities for the period from August 1, 2007 (date of bankruptcy settlement) through March 31, 2014 was approximately $3,041,000.

See Note D and Note J of the Notes to our Financial Statements included in this Quarterly Report on Form 10-Q for information regarding our private placement sales of our common stock.

Pending our completion of the reverse merger, we are not conducting any business activities. Our only operating activities are to comply with Securities and Exchange Commission reporting requirements and complete the reverse merger. We have no liquidity having loaned all of our cash to Coquí. If we raise any additional funds prior to completion of the reverse merger, they will be used for the benefit of Coquí.

The net proceeds of the Company’s private placement offering from its financing activities have been used, primarily through advances to Coquí, it to use in retaining consultants for preparing an environmental report on the site where the Facility is to be located, Nuclear Regulatory Commission (“NRC”) counsel, hiring contractors to begin preliminary work on the Facility prior to receiving any NRC licensing, and for general working capital purposes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Required.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive and Financial Officer (“Certifying Officer”), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 promulgated under the Exchange Act as of the end of the period covered by this Annual Report.  Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Certifying Officer, as appropriate, to allow timely decisions regarding required disclosure.  Based upon that evaluation, our Certifying Officer concluded that as of such date, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the time periods specified by the SEC.  However, our Certifying Officer believes that the financial statements included in this Report fairly present, in all material respects, our financial condition and results of operations for the respective periods presented.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the period covered by this report that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

Not required for a smaller reporting company

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES OR USE OF PROCEEDS

On February 14, 2014, the Company sold 927,000 shares of its common stock in its private placement offering to accredited investors, in exchange for gross proceeds of $3,068,370. The net proceeds to the Company from the offering was $2,941,939. On April 28, 2014, the Company sold an additional 368,000 shares of common stock with $1,218,080 in gross proceeds and $1,167,357 in net proceeds. The purchasers were accredited investors who acquired the shares for investment. The sales were exempt from registration under Section 4(a)(2) of the Securities Act of 1933 and Rule 506(b) thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the fiscal quarter ended March 31, 2014.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS

The following exhibits are filed with this report, except those indicated as having previously been filed with the SEC and are incorporated by reference to another report, registration statement or form. As to any shareholder of record requesting a copy of this report, we will furnish any exhibit indicated in the list below as filed with this report upon payment to us of our expenses in furnishing the information.

Exhibit Number	Description
10.1	Form of Subscription Agreement(1)
10.2	Form of Warrant Agreement
31	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer and Principal Financial Accounting Officer
32	Section 1350 Certifications
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

(I) Previously filed as an exhibit to the registrant’s Form 8-K filed February 21, 2014 and incorporated herein by reference.

*XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereto duly authorized individuals.

Date: May 15, 2014

SMSA Crane Acquisition Corp.

 By: /s/ Alberto Burckhart
 -----------------------------------------
 Name: Alberto Burckhart
 Title: President, Chief Executive Officer, Principal Financial Officer and Principal Accounting
 Officer and Director

EXHIBIT INDEX

Exhibit Number	Description
10.1	Form of Subscription Agreement(1)
10.2	Form of Warrant Agreement
31	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer and Principal Financial Accounting Officer
32	Section 1350 Certification
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

(I) Previously filed as an exhibit to the registrant’s Form 8-K filed February 21, 2014 and incorporated herein by reference.

*XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.