Form 10-Q
period 2014-06-30
SMSA CRANE ACQUISITION CORP.
filed 2014-08-12
CIK 1473287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 0-53800

SMSA Crane Acquisition Corp.

(Exact name of registrant as specified in its charter)

Nevada	27-0984742
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1172 South Dixie Highway, Suite 335,

Coral Gables, FL 33146

(Address of principal executive offices, Zip Code)

(703) 740-1751

(Registrant's telephone number, including area code)

_________________________________________________________

(Former Name, Former Address and Former Fiscal Year if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

The number of shares outstanding of each of the issuer's classes of common equity, as of August 1, 2014 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	11,423,648

SMSA CRANE ACQUISITION CORP.

UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2014 AND 2013

SIGNATURES	14

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SMSA Crane Acquisition Corp.

Balance Sheets

	June 30,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current Assets
Cash on hand	$238	$238
Due from principal stockholder	4,021,100	—
Total Current Assets	$4,021,338	$238

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$40,557	$22,910
Due to principal stockholder	—	3,825
Total Liabilities	40,557	26,735

Stockholders' Equity (Deficit)
Preferred stock - $0.001 par value.
10,000,000 shares authorized.
No shares issued and outstanding	—	—
Common stock - $0.001 par value.
100,000,000 shares authorized.
11,423,648 shares and 10,000,005 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	11,424	10,000
Additional paid-in capital	4,159,081	58,835
Accumulated Deficit	(189,724)	(95,332)
Total Stockholders' Equity (Deficit)	3,980,781	(26,497)
Total Liabilities and Stockholders' Equity (Deficit)	$4,021,338	$238

The accompanying notes are an integral part of these unaudited financial statements

SMSA Crane Acquisition Corp.

Unaudited Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Revenues	$—	$—	$—	$—

Operating expenses
Professional fees	47,840	1,200	87,047	4,025
Other general and administrative costs	1,680	659	7,345	1,869
Total operating expenses	49,520	1,859	94,392	5,894

Loss from operations	(49,520)	(1,859)	(94,392)	(5,894)
Provision for income taxes	—	—	—	—
Net Loss	$(49,520)	$(1,859)	$(94,392)	$(5,894)

Loss per weighted-average share of common stock outstanding, computed on net loss – basic and fully diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted-average number of shares of common stock outstanding - basic and fully diluted	11,303,543	10,000,005	10,914,307	10,000,005

The accompanying notes are an integral part of these unaudited financial statements

SMSA Crane Acquisition Corp.

Unaudited Statements of Cash Flows

	Six Months Ended
	June 30,
	2014	2013
Cash Flows from Operating Activities:
Net loss for the period	$(94,392)	$(5,894)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating working capital items:
Increase in Accounts payable	17,647	1,849
Net Cash Used in Operating Activities	(76,745)	(4,045)

Cash Flows from Investing Activities:	—	—

Cash Flows from Financing Activities:
Proceeds from issuance of common stock, net of offering cost	4,101,295	—
Loan to Stockholder	(4,109,295)	—
Advance from Stockholder	84,370
Capital contributed to support operations	375	3,400
Net Cash Provided by Financing Activities	76,745	3,400
Increase in Cash	—	(645)
Cash at beginning of period	238	874
Cash at end of period	$238	$229

Supplemental Disclosure of Interest and Income Taxes Paid:
Interest paid during the period	—	—
Income taxes paid during the period	—	—

The accompanying notes are an integral part of these unaudited financial statements

SMSA CRANE ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2014

Note A – Basis of Presentation, Background and Description of Business

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

Background

SMSA Crane Acquisition Corp. (the "Company") was organized on September 9, 2009 as a Nevada corporation to effect the reincorporation of Senior Management Services of Crane, Inc., a Texas corporation, mandated by the plan of reorganization discussed below.

The Company's emergence from Chapter 11 of Title 11 of the United States Code on August 1, 2007 created the combination of a change in majority ownership and voting control - that is, loss of control by the then-existing stockholders, a court-approved reorganization, and a reliable measure of the entity's fair value - resulting in a fresh start, creating, in substance, a new reporting entity. Accordingly, the Company, post-bankruptcy, has no significant assets, liabilities or operating activities. Therefore, the Company, as a new reporting entity, qualified as a "development stage enterprise" as defined in Development Stage Entities topic of the FASB Accounting Standards Codification (see note C below) and as a shell company as defined in Rule 405 under the Securities Act of 1933, and Rule 12b-2 under the Securities Exchange Act of 1934.

On November 5, 2010, the Company entered into a Share Purchase Agreement with Carolyn C. Shelton, a resident of Tyler, Texas, pursuant to which on November 10, 2010 she acquired 9,500,000 shares of our common stock for approximately $9,500 cash or $0.001 per share.

On August 29, 2013, Coquí Radio Pharmaceuticals, Corp. ("Coquí") closed a transaction through which Coquí purchased 9,500,000 outstanding shares of common stock and agreed to purchase an additional 400,000 outstanding shares of common stock of the Company from existing shareholders in a private transaction in exchange for $280,000. The additional 400,000 shares were subsequently acquired on October 24, 2013.

Description of Business

The Company's business plan is to consummate the reverse acquisition transaction with Coquí which intends to establish a dedicated Medical Isotope Production Facility in the United States to provide a reliable domestic source of certain radioisotopes for use in nuclear medicine. In order to accomplish this, substantial additional capital must be raised. Moreover, there are a number of material contingencies including approval by the Nuclear Regulatory Commission ("NRC"). To date, no application has been filed by Coquí due to insufficient working capital. There is no assurance that the Company will be able to successfully implement this business plan or that the execution of the same will result in the appreciation of our stockholders' investment in the Company's common stock. The Company intends to consummate such merger as soon as Coquí finishes auditing its financial statements required to permit it to comply with applicable Securities and Exchange Commission rules.

SMSA CRANE ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2014

Note B – Reorganization Under Chapter 11 of the U. S. Bankruptcy Code

The Company's Plan of Reorganization (the “Plan”) was confirmed by the Bankruptcy Court on August 1, 2007 and became effective on August 10, 2007. On November 5, 2010, the Company entered into a transaction with Carolyn C. Shelton as discussed in Note A and a Certificate of Compliance with certain bankruptcy confirmation provisions was issued by the Bankruptcy Court on November 10, 2010.

Note C – Early Adoption of Recent Accounting Standard

In June 2014 Accounting Standards Update 2014-10 removed the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. This ASU is effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. The Company has elected to adopt this ASU effective with this quarterly report on Form 10-Q and its adoption resulted in the removal of previously required development stage.

Note D – Liquidity

The Company has no post-bankruptcy operating history; however, the Company has raised approximately $4.1 million, net of offering costs, in equity capital from January 2014 through the date of the filing of these financial statements, in contemplation of a reverse acquisition transaction with an operating company, Coquí, as discussed in Note A and Note J. On February 14, 2014, the Company closed on the sale of 927,000 shares of common stock, the minimum amount offered, in its private placement offering to accredited investors in exchange for gross proceeds of $3,068,370. The net proceeds to the Company from the offering was $2,941,939. On April 28, 2014 the Company closed on the sale of 368,000 shares of common stock in its private placement offering to accredited investors in exchange for gross proceeds of $1,218,080. The net proceeds to the Company from the offering, including all offering costs, was $1,158,357.

The Company is not conducting operations pending completion of the reverse merger with Coquí. It is dependent upon Coquí to provide loans to pay its legal and accounting fees. The Company is continuing its private placement offering since Coquí needs substantial additional capital. Coquí faces considerable risk in its business plan and a potential shortfall of funding due the potential inability to raise additional capital in the equity securities market that it needs to implement its business plan. If adequate operating capital and/or cash flows are not received during the next twelve months, the Company and/or Coquí could become dormant until such time as necessary funds could be raised or provided as set forth in the Plan. There is no assurance that the Company and/or Coquí will be able to obtain additional funding through the sales of additional equity securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

The Company's Articles of Incorporation authorize the issuance of up to 10,000,000 shares of preferred stock and 100,000,000 shares of common stock. The Company's ability to issue preferred stock may limit the Company's ability to obtain debt or equity financing as well as impede potential takeover of the Company, which may be in the best interest of stockholders. The Company's ability to issue these authorized but unissued securities may also negatively impact our ability to raise additional capital through the sale of our debt or equity securities.

Note E – Summary of Significant Accounting Policies and Recent Accounting Pronouncements

Use of Estimates

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

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2014

Cash and cash equivalents

The Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

Income taxes

The Company files income tax returns in the United States of America and various states, as appropriate and applicable. As a result of the Company's bankruptcy action, the Company is no longer subject to U.S. federal, state and local, as applicable, income tax examinations by regulatory taxing authorities for any period prior to January 1, 2010. The Company does not anticipate any examinations of returns filed for periods ending on or after December 31, 2009.

The Company uses the asset and liability method of accounting for income taxes. At June 30, 2014 and December 31, 2013, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

The Company has adopted the provisions required by the Income Taxes topic of the FASB Accounting Standards Codification. The Codification Topic requires the recognition of potential liabilities as a result of management's acceptance of potentially uncertain positions for income tax treatment on a "more-likely-than-not" probability of an assessment upon examination by a respective taxing authority. As a result of the implementation of Codification's Income Tax Topic, the Company did not incur any liability for unrecognized tax benefits.

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

Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company's net income (loss) position at the calculation date.

As of June 30, 2014 and December 31, 2013 and subsequent thereto, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation. At June 30, 2014 there were 129,500 outstanding warrants to purchase shares of common stock of the Company which could dilute future earnings per share.

Recent Accounting Pronouncements

In April 2014, we adopted the Financial Accounting Standards Board's ("FASB") Accounting Standards Update No (ASU 2014-08), "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity". ASU 2014-08 on Discontinued Operations changes the criteria for determining which disposals can be presented as discontinued operations and modified related disclosure requirements. Under the new guidance, a discontinued operation is defined as: (i) a disposal of a component or group of components that is disposed of or is classified as held for sale that represents a strategic shift that has or will have a major effect on an entity's operations and financial results or (ii) an acquired business or nonprofit activity that is classified as held for sale on the date of acquisition. The standard states that a strategic shift could include a disposal of (i) a major geographical area of operations, (ii) a major line of business, (iii) a major equity method investment, or (iv) other major parts of an entity. Under the current US GAAP, an entity is prohibited from reporting a discontinued operation if it has certain continuing cash flows or involvement component after the disposal. The new guidance eliminates these criteria.

SMSA CRANE ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2014

Except the Accounting Standards Update 2014-10 indicated above, the Company does not expect the adoption of any other recent accounting pronouncements to have a material impact on its financial statements.

Note F – Fair Value of Financial Instruments

The carrying amount of cash, accounts payable and accrued expenses and due to stockholder, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

Interest rate risk is the risk that the Company's earnings are subject to fluctuations in interest rates on either investments or on debt and is fully dependent upon the volatility of these rates. The Company does not use derivative instruments to moderate its exposure to interest rate risk, if any.

Financial risk is the risk that the Company's earnings are subject to fluctuations in interest rates or foreign exchange rates and are fully dependent upon the volatility of these rates. The Company does not use derivative instruments to moderate its exposure to financial risk, if any.

Note G – Related Party Transactions

Halter Financial Group, Inc., pursuant to the Plan, managed the $1,000 in cash transferred from the bankruptcy creditor's trust on our behalf until exhausted and contributed additional monies through September 16, 2013 (the date of sale of shares of common stock to Coquí; see Note A) to support our operations. This contributed capital totaled $375 and $5,600 for the six months ended June 30, 2014 and the year ended December 31, 2013, respectively. These amounts have been reflected as a component of additional paid-in capital in the accompanying unaudited balance sheets.

During the six months ended June 30, 2014 and the year ended December 31, 2013, Coquí contributed a total of $84,370 and $3,825 to support the Company's operations. This amount has been netted with loan to principal stockholder in the accompanying balance sheet at June 30, 2014 (see Note H).

The Company has advanced the net proceeds of its private placement to Coquí, which advances have not been documented by any loan agreements or notes. Additionally, the Company's former Chief Executive Officer was a principal of the Placement Agent which is raising the capital in the private placement and has received compensation directly from the private placement fees paid to the placement agent. See Note J.

Note H – Loan to Principal Stockholder

As of June 30, 2014 and December 31, 2013, the Company owes $88,195 and $3,825, respectively, to Coquí, the controlling stockholder of the Company, for the funding of its current operating expenses. The amount owing is unsecured, non-interest bearing, and due on demand.

The Company has advanced $4,109,295 of the net proceeds from the sales of its common stock in its private placement to Coquí, which was recorded on the accompanying balance sheet as a loan to principal stockholder. As of June 30, 2014, the total net loan to Coqui was $4,021,100.

Note I – Concentration of Credit Risk

The Company loaned its cash from proceeds from the sale of its common stock from its private placement offering to its controlling stockholder. At times cash deposited with financial institutions may exceed federally insured limits. The Company has not experienced any losses in such accounts through June 30, 2014. At June 30, 2014, the Company cash balances were not insured.

Note J – Capital Stock Transactions

The Company in 2014 is conducting a private placement offering on a best efforts partial all-or-none basis, minimum offering of $3 million, maximum offering of $49,032,225.

SMSA CRANE ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2014

On February 14, 2014, the Company closed on the sale of 927,000 shares of common stock at $3.31 per share, the minimum amount offered, in its private placement offering to accredited investors in exchange for gross proceeds of $3,068,370. Pariter Securities, LLC ("Pariter") was paid $125,431 for acting as a placement agent for the offering, which was charged against the proceeds and recorded as a reduction of additional paid-in capital and was issued 92,700 five-year warrants exercisable at $3.31 per share. The valuation of the warrants issued to Pariter was approximately $84,000 using the Black Scholes valuation model. The assumptions used in the Black Scholes valuation model to value these warrants were: stock price and exercise price $3.31; risk free interest rate 1.5%; volatility factor, derived by using comparable public companies in the same industry, was 28% and the expected term of the warrant to be 5 years.

Additionally, Pariter waived cash commissions of $304,001 by electing to purchase 91,843 shares of the Company's common stock at the offering price of $3.31 per share (without commissions or expenses) and other fees of $1,000 were also paid and expensed. The net proceeds to the Company were $2,941,939.

On April 28, 2014 the Company closed on the sale of 368,000 shares of common stock at $3.31 per share in its private placement offering to accredited investors in exchange for gross proceeds of $1,218,080. Pariter was granted 36,800 common shares at $3.31 per share or the equivalent of $121,808 and was paid $48,723 for acting as a placement agent for the offering, which was charged against the proceeds and recorded as a reduction of additional paid-in capital and was issued 36,800 five-year warrants exercisable at $3.31 per share. The valuation of the warrants issued to Pariter was approximately $34,000 using the Black Scholes valuation model. The assumptions used in the Black Scholes valuation model to value these warrants were: stock price and exercise price $3.31; risk free interest rate 1.73%; volatility factor, derived by using comparable public companies in the same industry, was 28% and the expected term of the warrant to be 5 years. Other fees of $2,000 and additional legal fees of $9,001 were also paid. The net proceeds to the Company were $1,158,357. All funds received by the Company have been loaned to Coquí.

From May 19, 2014 to June 11, 2014 the Company received approximately $566,000 from investors offering to purchase approximately 171,000 shares of its common stock in its private placement offering. This amount is being held in the Company's legal counsel's escrow account at June 30, 2014 until the subscriptions are accepted and there is a closing of this tranche.

The Company's principal shareholder is Coquí. Coquí is a radio pharmaceutical company that seeks to establish a medical isotope production facility (the "Facility") to produce Molybdenum-99 ("Mo-99"). Mo-99 is used to manufacture one of the principal medical isotopes used for diagnostic applications in nuclear medicine.

The net proceeds of the Company's private placement offering will be used, primarily through advances to Coquí, for preparing an environmental report on the site where the Facility is to be located, paying Nuclear Regulatory Commission ("NRC") counsel, hiring contractors to begin preliminary work on the Facility prior to receiving any NRC licensing, and for general working capital purposes.

Following completion of the required audit of Coquí, the intent is for Coquí to merge with the Company.

Note K – Subsequent Events

The Company has implemented the most recent FASB accounting pronouncement for reporting subsequent events. This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. The adoption of this accounting pronouncement did not impact our financial position or results of operations. The Company evaluated all events or transactions that occurred after June 30, 2014, up through the date these financial statements were issued and no subsequent events occurred that required disclosure in the accompanying consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management's Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is intended to help the reader understand SMSA Crane Acquisition Corp, our operations and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes thereto contained in "Item 1. Financial Statements and Supplementary Data" of this report. This overview summarizes the MD&A, which includes the following sections:

•	Overview of Our Business — a general overview of our future business,
•	Critical Accounting Policies and Estimates — a discussion of accounting policies that require critical judgments and estimates;
•

Operations Review — an analysis of our Company's results of operations for the two periods ended June 30, 2014 and 2013 presented in our financial statements. Except to the extent that differences among our operating segments are material to an understanding of our business as a whole, we present the discussion in the MD&A and;

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

Overview of Our Future Business

The Company's business plan is to consummate the reverse merger transaction with Coquí Radio Pharmaceuticals, Corp. ("Coquí") which intends to establish a dedicated Medical Isotope Production Facility in the United States to provide a reliable domestic source of certain radioisotopes for use in nuclear medicine.

In 2013, Coquí acquired control of the Company by purchasing 9,900,000 shares of common stock in a private transaction. In connection with the proposed reverse merger, Coquí will cancel these shares and its shareholders will receive 10,792,801 shares of common stock as merger consideration.

On February 14, 2014, the Company closed on the sale of 927,000 shares of its common stock, the minimum amount offered in its private placement offering to accredited investors in exchange for gross proceeds of $3,068,370. The net proceeds to the Company from the offering were $2,941,939. An additional 368,000 shares of common stock were sold on April 28, 2014 in the Company's private placement to accredited investors in exchange for gross proceeds of approximately $1.2 million at $3.31 per share. The net proceeds to the Company were approximately $1.1 million.

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

Critical Accounting Policies and Estimates

The SEC issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" suggesting that companies provide additional disclosure and commentary on their most critical accounting policies. In Financial Reporting Release No. 60, the SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the following significant policies as critical to the understanding of our financial statements.

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

Results of Operations

For the three month periods ended June 30, 2014 and 2013

Revenue

The Company had no revenue for the three month periods ended June 30, 2014 or 2013, respectively. It is anticipated that the Company will not generate revenue until Coquí executes its business plan.

Operating Expenses

The following table presents our total operating expenses for the three months presented (to the nearest thousand):

	Three Months Ended June 30,
	2014	2013

Operating expenses	$50,000	$1,900

Operating expenses consist mostly of professional services. Professional services are comprised of outside legal, audit, accounting, transfer agent and Edgar filer services and other services. These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of reports with the Securities and Exchange Commission. The increase in operating expenses in 2014 was primarily due to the increase in professional fees.

It is anticipated that future operating expenses will increase as the Company complies with its periodic reporting requirements and effects its reverse acquisition and business plan with Coquí.

For the six month periods ended June 30, 2014 and 2013

Revenue

The Company had no revenue for the six month periods ended June 30, 2014 or 2013 respectively. It is anticipated that the Company will not generate revenue until Coquí executes its business plan.

Operating Expenses

The following table presents our total operating expenses for the six months presented (to the nearest thousand):

	Six Months Ended June 30,
	2014	2013

Operating expenses	$94,000	$6,000

Operating expenses consist mostly of professional services. Professional services are comprised of outside legal, audit, accounting, transfer agent and Edgar filer services and other services. These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of reports with the Securities and Exchange Commission. The increase in operating expenses in 2014 was primarily due to the increase in professional fees.

See Note D of the Note J to our Financial Statements included in this Quarterly Report on Form 10-Q for information regarding our private placement.

It is anticipated that future operating expenses will increase as the Company complies with its periodic reporting requirements and effects its reverse acquisition and business plan with Coquí.

Liquidity and Capital Resources

The following table provides detailed information about our net cash flow for all financial statements periods presented in this Report.

Cash Flow

	Six Months Ended June 30,
	2014	2013

Net cash used in operating activities	$(76,745)	$(4,045)
Net cash provided by investing activities	—	—
Net cash provided by financing activities	76,745	3,400
Net cash inflow	$—	$(645)

Operating Activities

Cash used in operating activities for the six months ended June 30, 2014, consisted of net loss as well as the effect of changes in working capital. Cash used in operating activities for the six months ended June 30, 2014, consisted of an approximate net loss of $94,000. Total cash provided by working capital totaled approximately $18,000. The cash provided by working capital was due to an increase in accounts payable and accrued expenses. The increase in cash used in our operating activities was due to the increase in professional fees for the six months ended June 30, 2014.

Investing Activities

Net cash provided by our investing activities for the six months ended June 30, 2014 and 2013 was $0.

Financing Activities

Net cash provided by our financing activities for the six months ended June 30, 2014, as compared to 2013 increased by approximately $73,000. This increase was due to the first and second closing of our private placement sale of our common stock that took place on February 14, 2014 and April 28, 2014 with total net proceeds of approximately $4,101,000 and an increase in advance from stockholder of approximately $84,000. This increase in cash provided by financing activities was offset by our loans to Coqui of approximately $4,110,000.

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

FORWARD-LOOKING STATEMENTS

In addition to historical information, this report contains forward-looking statements. We use words such as "believe", "expect", "anticipate", "project", "target", "plan", "optimistic", "intend", "aim", "will" or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, any statements describing our proposed merger with Coquí, our ability to raise the necessary capital, including our ability to obtain funding through the sale of additional equity securities, and Coquí's ability to get all regulatory approvals including that of the NRC. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, as well as assumptions that if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. Such risks include unforeseen audit issues, the ability of Pariter or others to raise the necessary capital and regulatory issues which may arise if Coquí files an application with the NRC.

All statements other than statements of historical fact are statements that could be deemed forward-looking statements. The Company assumes no obligation and does not intend to update these forward-looking statements, except as required by law.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Required.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive and Financial Officer ("Certifying Officer"), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 promulgated under the Exchange Act as of the end of the period covered by this Annual Report. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Certifying Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Certifying Officer concluded that as of such date, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the time periods specified by the SEC. However, our Certifying Officer believes that the financial statements included in this Report fairly present, in all material respects, our financial condition and results of operations for the respective periods presented.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Not required for a smaller reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES OR USE OF PROCEEDS.

On April 28, 2014 the Company closed on the sale of 368,000 shares of common stock at $3.31 per share in its private placement offering to accredited investors in exchange for gross proceeds of $1,218,080. The net proceeds to the Company were $1,158,357. The purchasers were accredited investors who acquired the shares for investment. The sales were exempt from registration under Section 4(a)(2) of the Securities Act of 1933 and Rule 506(b) thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

There were no defaults upon senior securities during the fiscal quarter ended June 30, 2014.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

Not Applicable.

ITEM 6. EXHIBITS.

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

———————

*

XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereto duly authorized individuals.

SMSA Crane Acquisition Corp.

Date: August 12, 2014	By:	/s/ Carmen I. Bigles
	Name:	Carmen I. Bigles
	Title:	President, Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
31	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer and Principal Financial Accounting Officer
32	Section 1350 Certifications
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

———————

*

XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.