Form 10-Q
period 2014-09-30
SMSA CRANE ACQUISITION CORP.
filed 2014-11-14
CIK 1473287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

The number of shares outstanding of each of the issuer’s classes of common equity, as of November 11, 2014 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	11,611,748

SMSA CRANE ACQUISITION CORP.

UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND 2013

SIGNATURES	15

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SMSA Crane Acquisition Corp.

Balance Sheets

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS

Current Assets
Cash on hand	$238	$238
Due from Parent	4,469,901	—

Total Current Assets	$4,470,139	$238

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$6,448	$22,910
Due to Parent	—	3,825
Total Liabilities	6,448	26,735

Stockholders' Equity (Deficit)
Preferred stock - $0.001 par value. 10,000,000 shares authorized. No shares issued and outstanding	—	—
Common stock - $0.001 par value. 100,000,000 shares authorized. 11,611,748 shares and 10,000,005 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	11,612	10,000
Additional paid-in capital	4,657,076	58,835
Accumulated deficit	(204,997)	(95,332)

Total Stockholders' Equity (Deficit)	4,463,691	(26,497)

Total Liabilities and Stockholders' Equity (Deficit)	$4,470,139	$238

The accompanying notes are an integral part of these unaudited financial statements

SMSA Crane Acquisition Corp.

Unaudited Statements of Operations

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenues	$—	$—	$—	$—

Operating expenses
Professional fees	11,546	1,500	98,593	5,525
Other general and administrative costs	3,727	380	11,072	2,250
Total operating expenses	15,273	1,880	109,665	7,775

Loss from operations	(15,273)	(1,880)	(109,665)	(7,775)
Provision for income taxes	—	—	—	—

Net Loss	$(15,273)	$(1,880)	$(109,665)	$(7,775)

Loss per weighted-average share of common stock outstanding, computed on net loss-basic and fully diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted-average number of shares of common stock outstanding – basic and fully diluted	11,499,297	10,000,005	11,111,447	10,000,005

The accompanying notes are an integral part of these unaudited financial statements

SMSA Crane Acquisition Corp.

Unaudited Statements of Cash Flows

	Nine months ended
	September 30,
	2014	2013
Cash Flows from Operating Activities
Net loss for the period	$(109,665)	$(7,775)
Adjustments to reconcile net loss to net cash provided by operating activities
Changes in operating working capital items:
Increase (decrease) in Accounts payable	(16,462)	1,565

Net Cash Used in Operating Activities	(126,127)	(6,210)

Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities
Proceeds from issuance of common stock, net of offering cost	4,599,478	—
Loan to Parent	(4,469,901)	—
Repayment of Parent's advance	(3,825)	—
Capital contributed to support operations	375	5,600
Net Cash Provided by Financing Activities	126,127	5,600

Increase (Decrease) in Cash	—	(610)

Cash at beginning of period	238	874

Cash at end of period	$238	$264

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid for the period	$—	$—
Income taxes paid for the period	$—	$—

The accompanying notes are an integral part of these unaudited financial statements

SMSA CRANE ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

Note A. - Basis of Presentation, Background and Description of Business

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

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three month and nine month periods have been made. Results for the interim period presented are not necessarily indicative of the results that might be expected for the entire fiscal year. When used in these notes, the terms "Company", "we", "us" or "our" mean SMSA Crane Acquisition Corp.

Company Background

SMSA Crane Acquisition Corp. was organized on September 9, 2009 as a Nevada corporation to effect the reincorporation of Senior Management Services of Crane, Inc., a Texas corporation, mandated by the plan of reorganization discussed below.

The Company’s emergence from Chapter 11 of Title 11 of the United States Code on August 1, 2007 caused a change in majority ownership and voting control - that is, loss of control by the then-existing stockholders, a court-approved reorganization, and a reliable measure of the entity’s fair value - resulting in a fresh start, creating, in substance, a new reporting entity.  Accordingly, the Company, post-bankruptcy, had no significant assets, liabilities or operating activities.  Therefore, the Company, as a new reporting entity, qualified as a “development stage enterprise” as defined in Development Stage Entities topic of the FASB Accounting Standards Codification (see note C below) and as a shell company as defined in Rule 405 under the Securities Act of 1933, and Rule 12b-2 under the Securities Exchange Act of 1934.

On November 5, 2010, the Company entered into a Share Purchase Agreement with Carolyn C. Shelton, a resident of Tyler, Texas, pursuant to which on November 10, 2010 she acquired 9,500,000 shares of our common stock for approximately $9,500 cash or $0.001 per share.

On August 29, 2013, Coquí Radio Pharmaceuticals, Corp. (“Coquí” or the “Parent”) closed a transaction through which Coquí purchased 9,500,000 outstanding shares of common stock and agreed to purchase an additional 400,000 outstanding shares of common stock of the Company from existing shareholders in a private transaction in exchange for $280,000. The additional 400,000 shares were subsequently acquired on October 24, 2013 and Coquí became the majority controlling stockholder of the Company.

Description of the Company’s Business Plan

The Company was contemplating a possible merger with Coquí, the Parent, during the first nine months of 2014 and in the second half of 2013. The Company's business plan is now to pursue a business combination through the acquisition of, or merger with, an existing company (which may include Coquí, the Parent) seeking the perceived advantages of being a publicly traded corporation. The Company is not restricting its potential target companies to any specific business, industry or geographical location. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

Note B - Reorganization Under Chapter 11 of the U. S. Bankruptcy Code

The Company’s Plan of Reorganization (the “Plan”) was confirmed by the United States Bankruptcy Court, Northern District of Texas – Dallas Division on August 1, 2007 and became effective on August 10, 2007.  On November 5, 2010, the Company entered into a transaction with Carolyn C. Shelton as discussed in Note A and a Certificate of Compliance with certain bankruptcy confirmation provisions was issued by the Bankruptcy Court on November 10, 2010.

SMSA CRANE ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

Note C - Early Adoption of Recent Accounting Standard

In June 2014 Accounting Standards Update 2014-10 removed the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. This ASU is effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. The Company has elected to adopt this ASU effective with the June 30, 2014 quarterly report on Form 10-Q and its adoption resulted in the removal of previously required development stage.

Note D - Company Liquidity

The Company has no post-bankruptcy operating history; however, the Company has raised approximately $4.6 million, net of offering costs, in equity capital from January 2014 through the date of the filing of these financial statements, in contemplation of a possible reverse merger transaction with Coquí, the Parent, as discussed in Note A and below. The Company is no longer restricting its potential target company to Coquí, the Parent. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

On February 14, 2014, the Company closed on the sale of 927,000 shares of common stock, the minimum amount offered, in a private placement to accredited investors for gross proceeds of $3,068,370 and issued 91,843 additional shares to Pariter Securities, LLC (“Pariter”) for its services as placement agent in the offering. The net proceeds to the Company from the offering were $2,941,939. On April 28, 2014 the Company closed on the sale of 368,000 shares of common stock in a private placement to accredited investors for gross proceeds of $1,218,080 and issued 36,800 additional shares to Pariter for its services as placement agent. The net proceeds to the Company from the offering, including all offering costs, were $1,158,356. On August 25, 2014, the Company closed on the sale of 171,000 shares of common stock in a private placement to accredited investors for gross proceeds of $566,010 and issued 17,100 additional shares to Pariter for its services as placement agent. The net proceeds to the Company from the offering, including all offering costs were $498,183. The aggregate net proceeds from the three private placements was approximately $4.6 million, all of which has been advanced to Coquí (see Note G).

The Company is not conducting operations pending completion of a merger with an existing company or Coquí, the Parent. The Company is currently dependent upon financings to pay its legal and accounting fees. There is no assurance that the Company will be able to obtain additional funding through the sales of additional equity securities or that such funding, if available, will be obtained on terms favorable to the Company.

The Company’s Articles of Incorporation authorize the issuance of up to 10,000,000 shares of preferred stock and 100,000,000 shares of common stock.  The Company’s ability to issue preferred stock may limit the Company’s ability to obtain debt or equity financing as well as impede potential takeovers of the Company, which may be in the best interest of stockholders.  The Company’s ability to issue these authorized but unissued securities may also negatively impact our ability to raise additional capital through the sale of our debt or equity securities.

Note E - Summary of Significant Accounting Policies and Recent Accounting Pronouncements

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

SEPTEMBER 30, 2014

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

The Company uses the asset and liability method of accounting for income taxes.  At September 30, 2014 and December 31, 2013, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

Fully diluted earnings (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of common stock equivalents (consisting of outstanding warrants).

Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company’s net income (loss) position at the calculation date.

As of December 31, 2013, the Company had no outstanding stock warrants, options or convertible securities which could be considered dilutive for purposes of the loss per share calculation. At September 30, 2014 there were 146,600 outstanding common stock warrants issued to Pariter to purchase shares of common stock of the Company, which could dilute future earnings per share.

Recent Accounting Pronouncements

In April 2014, we adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update No (ASU 2014-08), “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. ASU 2014-08 on Discontinued Operations changes the criteria for determining which disposals can be presented as discontinued operations and modified related disclosure requirements. Under the new guidance, a discontinued operation is defined as: (i) a disposal of a component or group of components that is disposed of or is classified as held for sale that represents a strategic shift that has or will have a major effect on an entity’s operations and financial results or (ii) an acquired business or nonprofit activity that is classified as held for sale on the date of acquisition. The standard states that a strategic shift could include a disposal of (i) a major geographical area of operations, (ii) a major line of business, (iii) a major equity method investment, or (iv) other major parts of an entity. Under the current US GAAP, an entity is prohibited from reporting a discontinued operation if it has certain continuing cash flows or involvement component after the disposal. The new guidance eliminates these criteria.

SMSA CRANE ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

Except the Accounting Standards Update 2014-10 indicated above (see Note C), the Company does not expect the adoption of any other recent accounting pronouncements to have a material impact on its financial statements.

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

Note G - Related Party Transactions

Halter Financial Group, Inc., pursuant to the Plan, managed the $1,000 in cash transferred from the bankruptcy creditor’s trust on our behalf until exhausted and contributed additional monies through September 16, 2013 (the date of sale of shares of common stock to Coquí, the Parent; see Note A) to support our operations.  This contributed capital totaled $375 and $5,600 for the nine months ended September 30, 2014 and the year ended December 31, 2013, respectively. These amounts have been reflected as a component of additional paid-in capital in the accompanying unaudited balance sheets.

The Company has advanced all of the net proceeds of its private placement to Coquí, the Parent, which advances have not been documented by any loan agreements or notes. Additionally, the Company’s former Chief Executive Officer was a principal of Pariter which raised capital in the private placement and has received compensation directly from the private placement fees. See Note J.

During the nine months ended September 30, 2014 and the year ended December 31, 2013, Coquí, the Parent, contributed back to the Company a total of $137,578 and $3,825 to support the Company’s operating costs of being a public entity and raising money. This amount has been netted with the loan payable to Coquí, the Parent, in the accompanying balance sheet at September 30, 2014 (see Note H).

Note H - Loan to Parent

The Company has advanced $4,607,479 of the net proceeds from the sales of its common stock in its private placements to Coquí, the Parent, which was recorded on the accompanying balance sheet as a loan to Parent.

As of September 30, 2014 and December 31, 2013, the Company owes $137,578 and $3,825, respectively, to Coquí, the Parent of the Company, for the funding of its current operating expenses. The amount owing is unsecured, non-interest bearing, and due on demand.

As of September 30, 2014, the total net loan due from Coqui, the Parent was $4,469,901

Note I - Concentration of Credit Risk

The Company loaned cash from the proceeds from the private placements to its Parent. At times cash deposited with financial institutions may exceed federally insured limits. The Company has not experienced any losses in such accounts through September 30, 2014. At September 30, 2014, the Company cash balances were not insured.

Note J - Capital Stock Transactions

Private Placement Closing - February 14, 2014

The Company in 2014 conducted a private placement offering on a best efforts partial all-or-none basis, minimum offering of $3 million, maximum offering of $49,032,225.

SMSA CRANE ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

On February 14, 2014, the Company closed on the sale of 927,000 shares of common stock at $3.31 per share, the minimum amount offered, in a private placement to accredited investors for gross proceeds of $3,068,370.  Pariter was paid $125,431 for acting as a placement agent for the offering, which was charged against the proceeds and recorded as a reduction of additional paid-in capital.  Pariter was also issued 92,700 five-year warrants exercisable at $3.31 per share. The valuation of the warrants issued to Pariter was approximately $84,000 using the Black Scholes valuation model. The assumptions used in the Black Scholes valuation model to value these warrants were: a stock price and exercise price of $3.31; a risk free interest rate of 1.5%; volatility factor, derived by using comparable public companies in the same industry, of 28% and an expected term of 5 years.

Additionally, Pariter waived cash commissions of $304,001 by electing to receive 91,843 shares of the Company’s common stock at the offering price of $3.31 per share (without commissions or expenses) and other fees of $1,000 were also paid and expensed. The net proceeds to the Company from the private placement were $2,941,939. All funds received by the Company have been loaned to Coquí, the Parent.

Private Placement Closing - April 28, 2014

On April 28, 2014 the Company closed on the sale of 368,000 shares of common stock at $3.31 per share in a private placement to accredited investors for gross proceeds of $1,218,080.  Pariter was granted 36,800 common shares at $3.31 per share or the equivalent of $121,808 and was paid $48,723 for acting as a placement agent for the offering, which was charged against the proceeds and recorded as a reduction of additional paid-in capital. Pariter was also issued 36,800 five-year warrants exercisable at $3.31 per share. Other fees of $2,000 and additional legal fees of $9,001 were also paid. The net proceeds to the Company were $1,158,356. The valuation of the warrants issued to Pariter was approximately $34,000 using the Black Scholes valuation model. The assumptions used in the Black Scholes valuation model to value these warrants were: a stock price and exercise price of $3.31; a risk free interest rate of 1.73%; a volatility factor, derived by using comparable public companies in the same industry, of 28% and an expected term of 5 years. All funds received by the Company have been loaned to Coquí, the Parent.

Private Placement Closing - August 25, 2014

On August 25, 2014, SMSA Crane closed on the sale of 171,000 shares of common stock at $3.31 per share in a private placement to accredited investors for gross proceeds of $566,010. Other fees of $350 and additional legal fees of $53,017 were also paid and expensed. The net proceeds to the Company from the offering, including all offering costs, were $498,183. Additionally, Pariter was granted 17,100 common shares at $3.31 per share or the equivalent of $56,601 and was paid $14,460 for acting as a placement agent for the offering, which was charged against the proceeds and recorded as a reduction of additional paid-in capital. Pariter was also issued 17,100 five-year warrants exercisable at $3.31 per share. The valuation of the warrants issued to Pariter was approximately $16,000 using the Black Scholes valuation model. The assumptions used in the Black Scholes valuation model to value these warrants were: a stock price and exercise price of $3.31; a risk free interest rate of 1.69%; a volatility factor, derived by using comparable public companies in the same industry, of 28% and an expected term of 5 years. All funds received by the Company have been loaned to Coquí, the Parent.

The total net proceeds from the above three private placements were approximately $4,599,000.

The net proceeds of the Company’s private placements will be used, primarily through advances to Coquí, the Parent, for preparing an environmental report on the site where Coquí’s proposed facility is to be located, paying Nuclear Regulatory Commission (“NRC”) counsel, hiring contractors to begin preliminary work on the facility prior to receiving any NRC licensing, and for general working capital purposes.

FORWARD-LOOKING STATEMENTS

In addition to historical information, this report contains forward-looking statements. . We use words such as “believe”, “expect”, “anticipate”, “project”, “target”, “plan”, “optimistic”, “intend”, “aim”, “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, any statements describing our proposed business combination through the acquisition of, or merger with, an existing company (which may include Coquí, the Parent) and our ability to raise necessary capital. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, as well as assumptions that if they were to prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.

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
•

Operations Review — an analysis of our Company’s results of operations for the three months and nine months periods ended September 30, 2014 and 2013 presented in our financial statements. Except to the extent that differences among our operating segments are material to an understanding of our business as a whole, we present the discussion in the MD&A and;

•	Liquidity, Capital Resources and Financial Position — an analysis of our cash flows; an overview of our financial position.

As discussed in more detail under “Forward-Looking Statements” above, the following discussion contains forward-looking statements that involve risks, uncertainties, and assumptions such as statements of our plans, objectives, expectations, and intentions. Our actual results may differ materially from those discussed in these forward-looking statements because of the risks and uncertainties inherent in future events.

Overview of Our Future Business

The Company was contemplating a possible merger by the Company and Coquí, the Parent, during the first nine months of 2014. The Company's business plan is now to pursue a business combination through the acquisition of, or merger with, an existing company (which may include Coquí, the Parent) seeking the perceived advantages of being a publicly traded corporation. The Company is not restricting its potential target companies to any specific business, industry or geographical location. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

In 2013, Coquí, the Parent, acquired control of the Company by purchasing 9,900,000 shares of common stock in a private transaction.

On February 14, 2014, the Company closed on the sale of 927,000 shares of common stock, the minimum amount offered, in a private placement to accredited investors for gross proceeds of $3,068,370 and issued 91,843 shares to Pariter. The net proceeds to the Company from the offering was $2,941,939. On April 28, 2014 the Company closed on the sale of 368,000 shares of common stock in a private placement to accredited investors for gross proceeds of $1,218,080 and issued 36,800 shares to Pariter. The net proceeds to the Company from the offering, including all offering costs, was $1,158,356. On August 25, 2014, the Company closed on the sale of 171,000 shares of common stock in a private placement to accredited investors for gross proceeds of $566,010. The net proceeds to the Company from the offering, including all offering costs was $498,183. The total net proceeds from the three private placements was approximately $4,599,000.

The Company's ultimate continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis, which may or may not result from a business combination through the acquisition of, or merger with, an existing company. The Company faces considerable risk in its business plan and a potential shortfall of funding due the potential inability to raise capital in the equity securities market. If adequate operating capital and/or cash flows are not received during the next twelve months, the Company could become dormant until such time as necessary funds could be raised.

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

Our significant accounting policies are summarized in Note E of our financial statements.  While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates.  Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause [a material] effect on our results of operations, financial position or liquidity for the periods presented in this report.

Contingencies

Management assesses the probability of loss for certain contingencies and accrues a liability and/or discloses the relevant circumstances, as appropriate. Management discloses any liability which, taken as a whole, may have a material adverse effect on the financial condition of the Company.

Results of Operations

For the three month periods ended September 30, 2014 and 2013

Revenue

The Company had no revenue for the three month periods ended September 30, 2014 or 2013, respectively.

Operating Expenses

The following table presents our total operating expenses for the three months presented (to the nearest thousand):

	Three Months Ended September 30,
	2014	2013

Operating expenses	$15,273	$1,880

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

It is anticipated that future operating expenses will increase as the Company complies with its periodic reporting requirements and effects a business combination, although there can be no assurance that the Company will be successful in effecting a business combination

For the nine month periods ended September 30, 2014 and 2013

Revenue

The Company had no revenue for the nine month periods ended September 30, 2014 or 2013 respectively.

Operating Expenses

The following table presents our total operating expenses for the nine months presented (to the nearest thousand):

	Nine Months Ended September 30,
	2014	2013

Operating expenses	$109,665	$7,775

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

See Note D and Note J to our Financial Statements included in this Quarterly Report on Form 10-Q for information regarding our private placement.

It is anticipated that future operating expenses will increase as the Company complies with its periodic reporting requirements and effects a business combination, although there can be no assurance that the Company will be successful in effecting a business combination.

Liquidity and Capital Resources

The following table provides detailed information about our net cash flow for all financial statements periods presented in this Report.

Cash Flow

	Nine Months Ended September 30,
	2014	2013

Net cash used in operating activities	$(126,127)	$(6,210)
Net cash provided by investing activities	—	—
Net cash provided by financing activities	126,127	5,600
Net cash inflow	$—	$(610)

Operating Activities

Cash used in operating activities for the nine months ended September 30, 2014, consisted of net loss as well as the effect of changes in working capital. Cash used in operating activities for the nine months ended September 30, 2014, consisted of a net loss of $109,665. Total cash provided by working capital totaled $16,462. The cash provided by working capital was due to an increase in accounts payable and accrued expenses. The increase in cash used in our operating activities was due to the increase in professional fees for the nine months ended September 30, 2014.

Investing Activities

Net cash provided by our investing activities for the nine months ended September 30, 2014 and 2013 was $0.

Financing Activities

Net cash provided by our financing activities for the nine months ended September 30, 2014, as compared to 2013 increased by $120,527. This increase was due to the three closings of our private placements with total net proceeds of $4,599,478. This increase in cash provided by financing activities was offset by our loans to Coqui, the Parent of $4,469,901 and a decrease in advance from Parent of $3,825.

See Note D and Note J of the Notes to our Financial Statements included in this Quarterly Report on Form 10-Q for information regarding the Company’s private placements .

Pending our completion of a business combination, we are not conducting any business activities. Our only operating activities are to comply with Securities and Exchange Commission reporting requirements and complete a business combination through the acquisition of, or merger with, an existing company (which may include Coquí, the Parent) seeking the perceived advantages of being a publicly traded corporation. We have no liquidity having loaned all of our cash to Coquí, the Parent.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Required.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive and Financial Officer (“Certifying Officer”), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 promulgated under the Exchange Act as of the end of the period covered by this Report. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Certifying Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Certifying Officer concluded that as of such date, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the time periods specified by the SEC. However, our Certifying Officer believes that the financial statements included in this Report fairly present, in all material respects, our financial condition and results of operations for the respective periods presented.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES OR USE OF PROCEEDS.

On August 25, 2014, the Company closed on the sale of 171,000 shares of common stock in a private placement to accredited investors for gross proceeds of $566,010. The net proceeds to the Company from the offering, including all offering costs was $498,183. Additionally, Pariter was granted 17,100 common shares at $3.31 per share or the equivalent of $56,601 and was paid $14,460 for acting as a placement agent for the offering, which was charged against the proceeds and recorded as a reduction of additional paid-in capital.

The purchasers were accredited investors who acquired the shares for investment. The sales were exempt from registration under Section 4(a)(2) of the Securities Act of 1933 and Rule 506(b) thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

There were no defaults upon senior securities during the fiscal quarter ended September 30, 2014.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

Not Applicable.

ITEM 6. EXHIBITS.

Exhibit Number	Description
31	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer and Principal Financial Accounting Officer
32	Section 1350 Certification
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereto duly authorized individuals.

SMSA Crane Acquisition Corp.

Date: November 14, 2014	By:	/s/ Carmen I. Bigles
	Name:	Carmen I. Bigles
	Title:	President, Chief Executive Officer, and Secretary (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer and Principal Financial Accounting Officer
32	Section 1350 Certification
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document