Form 10-K
period 2014-12-31
SMSA CRANE ACQUISITION CORP.
filed 2015-04-10
CIK 1473287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 0-53800

SMSA Crane Acquisition Corp.

(Exact name of registrant as specified in its charter)

Nevada	27-0984742
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1172 South Dixie Highway, Suite 335, Coral Gables, FL 33146

(Address of principal executive offices)(Zip code)

(787) 685-5046

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act - None

Securities registered pursuant to Section 12(g) of the Act - Common Stock - $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☑

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post files).  Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☑

The aggregate market value of voting and non-voting common equity held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter was approximately $0 based upon 1,523,648 shares held by non-affiliates and a closing market price of $0.00 per share on June 30, 2014.

As of March 10, 2015, there were 11,663,448 shares of Common Stock issued and outstanding.

SMSA Crane Acquisition Corp.

Form 10-K for the year ended December 31, 2014

PART I

Item 1.

Business

General

SMSA Crane Acquisition Corp. was organized on September 9, 2009 as a Nevada corporation to effect the reincorporation of Senior Management Services of Crane, Inc., a Texas corporation, mandated by the plan of reorganization discussed below.

The Company's emergence from Chapter 11 of Title 11 of the United States Code on August 1, 2007 caused a change in majority ownership and voting control - that is, loss of control by the then-existing stockholders, a court-approved reorganization, and a reliable measure of the entity's fair value - resulting in a fresh start, creating, in substance, a new reporting entity. Accordingly, the Company, post-bankruptcy, had no significant assets, liabilities or operating activities. Therefore, the Company, as a new reporting entity, qualified as a "development stage enterprise" as defined in Development Stage Entities topic of the FASB Accounting Standards Codification (see note C to our Financial Statements included in this Annual Report on Form 10-K) and as a shell company as defined in Rule 405 under the Securities Act of 1933, and Rule 12b-2 under the Securities Exchange Act of 1934.

On November 5, 2010, the Company entered into a Share Purchase Agreement with Carolyn C. Shelton, a resident of Tyler, Texas, pursuant to which on November 10, 2010 she acquired 9,500,000 shares of our common stock for approximately $9,500 cash or $0.001 per share.

On August 29, 2013, Coquí Radio Pharmaceuticals, Corp. ("Coquí" or the "Parent") closed a transaction through which Coquí purchased 9,500,000 outstanding shares of common stock and agreed to purchase an additional 400,000 outstanding shares of common stock of the Company from existing shareholders in a private transaction in exchange for $280,000. The additional 400,000 shares were subsequently acquired on October 24, 2013 and Coquí became the majority controlling stockholder of the Company.

Employees

We have no employees. Our Chief Executive Officer and sole director, Ms. Carmen I. Bigles, is responsible for managing our administrative affairs, including our reporting obligations pursuant to the requirements of the Exchange Act. It is anticipated that Ms. Carmen I. Bigles may engage consultants, attorneys and accountants as necessary for us to conduct our business operations and to implement and successfully complete a business combination transaction with an existing company. We do not anticipate employing any full-time employees unless and until we consummate a business combination transaction.

Item 1A.

Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 1B.

Unresolved Staff Comments

None.

Item 2.

Properties

The Company currently maintains a mailing address at 1172 South Dixie Highway, Suite 335, Coral Gables, FL 33146. The Company's telephone number there is (787) 685-5046. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future prior to consummating a business combination with an existing company. The Company pays no rent or other fees for the use of the mailing address as these offices are used virtually full-time by Coquí, our Parent.

Item 3.

Legal Proceedings

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

Item 4.

Mine Safety Disclosures

Not applicable.

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no public trading market for our securities. Our shares are eligible for quotation on the OTC Bulletin Board under the symbol "SSCR". As of the date of this filing, there has been no known trading in the Company's common stock.

Holders

As of March 10, 2015, there were a total of 11,663,448 shares of our common stock held by approximately 528 stockholders of record. There are no shares of our preferred stock outstanding at the date of this Report.

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

Restricted Securities and Rule 144

We currently have 11,163,443 outstanding shares which may be deemed restricted securities as defined in Rule 144. Generally, restricted securities can be resold under Rule 144 once they have been held for the required statutory period, provided that the securities satisfy the current public information requirements of the rule. However, because we qualify as a "shell" company under applicable SEC rules, our shareholders may not rely on Rule 144 to resale restricted shares of our common stock until we have ceased to be a "shell" company for at least one year, among other requirements. In addition, since Coquí beneficially owns the 9,900,000 shares and is an affiliate of the Company, there are further limits on its ability to sell the shares under Rule 144 as described below.

Recent Sales of Unregistered Securities

On December 9, 2014, the Company closed on the sale of 47,000 shares of common stock in a private placement to accredited investors for gross proceeds of $155,570. The net proceeds to the Company from the offering, including all offering costs and other legal fees, was $147,483. Additionally, Pariter Securities, LLC ("Pariter") was granted 4,700 common shares at $3.31 per share or the equivalent of $15,557 and was paid $6,222 for acting as a placement agent for the offering, which was charged against the proceeds and recorded as a reduction of additional paid-in capital.

The purchasers were accredited investors who acquired the shares for investment. The sales were exempt from registration under Section 4(a)(2) of the Securities Act of 1933 and Rule 506(b) thereunder.

Dividends

Dividends, if any, will be contingent upon the Company's revenues and earnings, if any, and capital requirements and financial conditions. The payment of dividends, if any, will be within the discretion of the Company's Board of Directors. The Company presently intends to retain all earnings, if any, and accordingly the Board of Directors does not anticipate declaring any dividends prior to a business combination with an existing company.

Transfer Agent

Our independent stock transfer agent is Securities Transfer Corporation, located in Frisco, Texas. The mailing address and telephone number are: 2591 Dallas Parkway, Suite 102, Frisco, Texas 75034; (469) 633-0101.

Reports to Stockholders

The Company plans to make available to its stockholders an annual report for each fiscal year ending December 31 containing financial statements audited by its registered independent public accounting firm. The Company intends to maintain compliance with the periodic reporting requirements of the Exchange Act.

Item 6.

Selected Financial Data

Not applicable.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution Regarding Forward-Looking Information

Certain statements contained in this annual filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, as well as statements describing any proposed business combinations, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Such factors include the ability of the Company to find an existing company seeking the perceived advantages of being a publicly traded corporation and other factors referenced in this and previous filings.

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

On December 9, 2014, the Company closed on the sale of 47,000 shares of common stock at $3.31 per share in a private placement to accredited investors for gross proceeds of $155,570 and issued 4,700 shares to Pariter. The net proceeds to the Company from the offering, including all offering costs was $147,482.

The total net proceeds from our private placements was approximately $4,746,000.The net proceeds of the Company's private placements were distributed to Coquí, the Parent and used, primarily by the Parent, for preparing an environmental report on the site where Coquí's proposed facility is to be located, paying Nuclear Regulatory Commission ("NRC") counsel, hiring contractors to begin preliminary work on the facility prior to receiving any NRC licensing, and for general working capital purposes. The Parent, Coqui has utilized the funds in pursuit of its business plan and therefore its ability to fund the Company is limited.

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

Results of Operations

For the years ended December 31, 2014 and 2013

Revenue

The Company had no revenue for the years ended December 31, 2014 or 2013 respectively.

Operating Expenses

The following table presents our total operating expenses for the years ended December 31, 2014 or 2013:

	Year Ended December 31,
	2014	2013
Professional fees	$101,822	$25,025
Other general and administrative costs	13,218	7,346
Operating expenses	$115,040	$32,371

Operating expenses consist mostly of professional services. Professional services are comprised of outside legal, audit and accounting services. These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of reports with the Securities and Exchange Commission. The increase in other general and administrative costs in 2014 was mainly due to the increase in transfer agent fees.

See Note K to our Financial Statements included in this Annual Report on Form 10-K for information regarding our private placements.

Net loss per share for the years ended December 31, 2014 and 2013 was approximately $(0.01) and $(0.00), respectively based on the weighted-average shares issued and outstanding.

It is anticipated that future operating expenses will increase as the Company complies with its periodic reporting requirements and effects a business combination, although there can be no assurance that the Company will be successful in effecting a business combination.

Liquidity and Capital Resources

The following table provides detailed information about our net cash flow for all financial statements years presented in this Report.

Cash Flow

	Year Ended December 31,
	2014	2013

Net cash used in operating activities	$(137,548)	$(10,061)
Net cash provided by investing activities	—	—
Net cash provided by financing activities	137,310	9,425
Net cash inflow (outflow)	$(238)	$(636)

Operating Activities

Cash used in operating activities for the year ended December 31, 2014, consisted of net loss as well as the effect of changes in working capital. Cash used in operating activities for the year ended December 31, 2014, consisted of a net loss of $115,040. The cash used in working capital was due to a decrease in accounts payable and accrued expenses of $22,508. The increase in cash used in our operating activities was due to the increase in net loss and professional fees for the year ended December 31, 2014.

Investing Activities

Net cash provided by our investing activities for the year ended December 31, 2014 and 2013 was $0.

Financing Activities

Net cash provided by our financing activities for the year ended December 31, 2014, as compared to 2013 increased by $127,885. This increase was due to our private placements with total net proceeds of $4,746,961 and increase in advance from Parent of $141,110. This increase in cash provided by financing activities was offset by distribution to Coqui, the Parent of $4,754,961 which was reflected as reduction of additional paid-in capital.

See Note K of the Notes to our Financial Statements included in this Annual Report on Form 10-K for information regarding the Company's private placements.

Pending our completion of a business combination, we are not conducting any business activities. Our only operating activities are to comply with Securities and Exchange Commission reporting requirements and to seek to complete a business combination through the acquisition of, or merger with, an existing company (which may include Coquí, the Parent) seeking the perceived advantages of being a publicly traded corporation. We have no liquidity having loaned all of our cash to Coquí, the Parent.

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

Our significant accounting policies are summarized in Note D of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on our results of operations, financial position or liquidity for the periods presented in this report.

Contingencies

Management assesses the probability of loss for certain contingencies and accrues a liability and/or discloses the relevant circumstances, as appropriate. Management discloses any liability which, taken as a whole, may have a material adverse effect on the financial condition of the Company.

Item 7A.

Quantitative and Qualitative Disclosures about Market Risk

Smaller reporting companies are not required to provide the information required by this item.

Item 8.

Financial Statements and Supplementary Data

The required financial statements begin on page F-1 of this document.

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Changes in Registrant's Certifying Accountant

All information responsive to this item has been previously disclosed in Current Reports on Form 8-K filed with the Securities and Exchange Commission.

Item 9A.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive and Financial Officer ("Certifying Officer"), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 promulgated under the Exchange Act as of the end of the period covered by this Report. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Certifying Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Certifying Officer concluded that as of such date, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the time periods specified by the SEC. However, our Certifying Officer believes that the financial statements included in this Report fairly present, in all material respects, our financial condition and results of operations for the respective periods presented.

Management's Annual Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.

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

--

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

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

Management's assessment of the effectiveness of the Company's internal control over financial reporting is as of the year ended December 31, 2014. As we are classified as a shell company and only have a sole officer and director, the Company's internal controls are deficient for the following reasons: (1) there are no entity level controls because there is only one person serving in the dual capacity of sole officer and sole director, (2) there are no segregation of duties as that same person approves and directs the payment of the Company's bills, and (3) there is no separate audit committee. As a result, the Company's internal controls have an inherent weakness which may increase the risks of errors in financial reporting under current operations and accordingly are deficient as evaluated against the criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 1992 framework. Based on our evaluation, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2014.

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

Item 9B.

Other Information

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

The directors and executive officers serving the Company are as follows:

Name	Age	Position Held and Tenure

Ms. Carmen I. Bigles	42	President, Chief Executive Officer,
		Chief Financial Officer, Secretary and Director

Biographical Information

Ms. Carmen I. Bigles has served as the Chief Executive Officer of Coquí Radio Pharmaceuticals, Corp., a Puerto Rican corporation and the Company's largest shareholder, since its inception in September 2009. From April 2006 until March 1, 2014, Ms. Carmen I. Bigles also served as the Chief Financial Officer and Administrator of Caribbean Radiation Oncology Center, a cancer treatment medical facility located in Puerto Rico. Prior to April 2006, Ms. Carmen I. Bigles worked as a design professor at the University of Miami and as a project coordinator with Gresham Smith and Partners. Ms. Carmen I. Bigles received a master's degree in Architecture and a master's degree in Suburb and Town Design from the University of Miami School of Architecture, and a bachelor's degree in Mathematics from the Interamerican University in Puerto Rico. Ms. Carmen I. Bigles is 42 years old. Ms. Carmen I. Bigles is sister of Mr. Burckhart, our former Chief Executive Officer.

Director Independence

Ms. Carmen I. Bigles, our sole director, is not independent in accordance with the listing standards of the NASDAQ Stock Exchange and the Securities and Exchange Commission.

Meetings and Committees of the Board

Our Board held no formal meetings during the fiscal year ended December 31, 2014. We do not presently have a policy regarding director attendance at meetings.

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

Code of Ethics

We have not adopted a Code of Ethics because we have only a single employee and do not believe a Code of Ethics is necessary at this time.

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

We believe that these provisions will assist us in attracting and retaining qualified individuals to serve as executive officers and directors. The inclusion of these provisions in our Articles of Incorporation may have the effect of reducing a likelihood of derivative litigation against our directors and may discourage or deter stockholders or management from bringing a lawsuit against directors for breach of their duty of care, even though such an action, if successful, might otherwise have benefitted us or our stockholders.

Our Bylaws provide that we will indemnify our directors to the fullest extent provided by Nevada General Corporation Law and we may, if and to the extent authorized by our Board of Directors, so indemnify our officers and other persons whom we have the power to indemnify against liability, reasonable expense or other matters.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities is asserted by such director, officer, or controlling person, we will (unless in the opinion of our counsel the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors and person who own more than 10% of our common stock to file reports regarding ownership of and transactions in our securities with the Commission and to provide us with copies of those filings. Based solely on our review of the copies received by or a written representation from certain reporting persons, we believe that during the fiscal year ended December 31, 2014, all eligible persons were in compliance with the requirements of Section 16(a).

Conflicts of Interest

Ms. Carmen I. Bigles's family members serve as executive officers and directors of Coquí, the Company's largest shareholder, which beneficially owns approximately 84.88% of the Company's outstanding common stock as of the date of this Report. In addition, Ms. Carmen I. Bigles and her family members are Coquí shareholders. See "Item 10 - Directors, Executive Officers and Corporate Governance" above. Consequently, if, in the future, the interests of the Company conflict with the interests of Coquí, Ms. Carmen I. Bigles may not be able to serve the Company as Chief Executive Officer and director in an unbiased manner.

Involvement in Certain Material Legal Proceedings

None

Item 11.

Executive Compensation

The following information is related to the compensation paid, distributed or accrued by us to those persons serving as our Chief Executive Officer (principal executive officer) during 2014, consisting of our current Chief Executive Officer, Ms. Carmen I. Bigles, and our former Chief Executive Officer, Mr. Alberto Burckhart, who resigned in July 2014. We refer to these persons as the "Named Executive Officers." During 2014, no other individual served as an executive officer, director, or employee of the Company.

No director had received any compensation from the Company. In future periods, the Company anticipates that it will pay compensation to its officer(s) and/or director(s).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Ms. Carmen I. Bigles,	2014	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
Principal Executive Officer	2013	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
Alberto Burckhart,	2014	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
Former Principal Executive Officer	2013	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

The Company has no other executive compensation issues which would require the inclusion of other mandated table disclosures.

Item 12.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of the date of this Report, the number of shares of common stock owned of record and beneficially by the Named Executive Officers, directors and persons who hold 5% or more of the outstanding common stock of the Company. Also included are the shares held by all current executive officers and directors as a group.

	Shares Beneficially Owned (1)(2)
	Number of
Name and address	Shares	Percentage (3)

Coquí Radio Pharmaceutical, Corp. of 1172 South Dixie Highway, Suite 335, Coral Gables, FL 33146	9,900,000	84.88%

Carmen I. Bigles (4)	9,900,000	84.88%

Alberto Burckhart	0	0%

All Current Directors and Executive Officers (1 person)	9,900,000	84.88%

———————

(1)	On March 10, 2015, there were 11,663,448 shares of our common stock outstanding and no shares of preferred stock issued and outstanding. We have no outstanding stock options.
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

(3)

In determining the percent of voting stock owned by a person on March 10, 2015 (a) the numerator is the number of shares of common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities, and (b) the denominator is the total of (i) the 11,663,448 shares of common stock outstanding on March 10, 2015, and (ii) any shares of common stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities. Neither the numerator nor the denominator includes shares which may be issued upon the exercise of any other options or the conversion of any other convertible securities.

(4)

Ms. Bigles is the Chief Executive Officer of Coquí Radio Pharmaceutical, Corp. and may be deemed to beneficially own the shares of the Company's stock held thereby. Ms. Bigles disclaims beneficial ownership of such shares except to the extent of her indirect pecuniary interest therein.

Changes in Control

The Company's business plan is to pursue a business combination through the acquisition of, or merger with, an existing company (which may include Coquí, the Parent) seeking the perceived advantages of being a publicly traded corporation. The Company is not restricting its potential target companies to any specific business, industry or geographical location. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have any equity compensation plans.

Item 13.

Certain Relationships and Related Transactions, and Director Independence

In the last two fiscal years and the period since the end of the last fiscal year, there were no related party transactions required to be disclosed pursuant to Item 404 of Regulation S-K, other than as disclosed in Note F to the financial statements included in this Annual Report.

The Company currently maintains a mailing address at 1172 South Dixie Highway, Suite 335, Coral Gables, FL 33146. The Company's telephone number there is (787) 685-5046. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future prior to consummating a business combination with an existing company. The Company pays no rent or other fees for the use of the mailing address as these offices are used virtually full-time by Coquí and Ms. Carmen I. Bigles.

Item 14.

Principal Accounting Fees and Services

The Company paid or accrued the following fees in each of the prior two fiscal years to S. W. Hatfield, CPA of Dallas, Texas, which served as the Company's independent registered public accounting firm prior to July 24, 2013, Goldman Accounting Services CPA, PLLC, which served as the Company's independent registered public accounting firm from July 24, 3013 until March 6, 2014, and Salberg & Company, P.A., which has served as the Company's independent registered public accounting firm since March 6, 2014.

Fiscal year ended December 31, 2014

Salberg &
Company,
P.A.

1. Audit fees	$19,100
2. Audit-related fees	—
3. Tax fees	—
4. All other fees	—
Totals	$19,100

Fiscal year ended December 31, 2013

Goldman
	S.W.	Accounting	Salberg &
	Hatfield,	Services	Company,
	CPA	CPA, PLLC	P.A.

1. Audit fees	$4,025	$3,500	$12,700
2. Audit-related fees	—	—	—
3. Tax fees	—	—	—
4. All other fees	—	—	—
Totals	$4,025	$3,500	$12,700

As discussed above, the Company has no formal audit committee. The entire Board of Directors, which presently consists of Ms. Carmen I. Bigles, as sole director, acts as the Company's de facto audit committee. All of the services related to audit fees and audit-related fees charged by the Company's independent registered public accounting firms shown in the tables above were pre-approved by the Company. The Company has not adopted a policy with respect to the pre-approval of audit and non-audit services.

None of S. W. Hatfield, CPA, Goldman Accounting Services CPA, PLLC, and Salberg & Company, P.A., while serving as the Company's independent registered public accounting firm during the periods specified above, engaged any other persons or firms other than that independent registered public accounting firm's full-time, permanent employees.

PART IV

Item 15.

Exhibits and Financial Statement Schedules

Exhibit Number	Description

3.1	Articles of Incorporation of the Company (1)
3.2	Bylaws of the Company (1)
4.1	Form of Warrant Agreement (2)
10.1	Form of Subscription Agreement (3)
31.1	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer and Principal Financial and Accounting Officer
32.1	Section 1350 Certification
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

———————

(1)	Incorporated by reference to the Company's Registration Statement on Form 10 filed with the Securities and Exchange Commission on October 8, 2009.
(2)	Previously filed as Exhibit 10.2 to the Company's Form 10-Q filed May 15, 2014 and incorporated herein by reference.
(3)	Previously filed as Exhibit 10.1 to the Company's Form 8-K filed February 21, 2014 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMSA Crane Acquisition Corp.

Dated: April 10, 2015	/s/ Carmen I. Bigles
Carmen I. Bigles
Chief Executive Officer
President and Secretary (Principal Executive Officer and
Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates as indicated.

Dated: April 10, 2015	/s/ Carmen I. Bigles
Carmen I. Bigles
Director and Chief Executive Officer,
President and Secretary (Principal Executive Officer and
Principal Financial Officer and Principal Accounting Officer)

SMSA Crane Acquisition Corp.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of:

SMSA Crane Acquisition Corp.

We have audited the accompanying balance sheets of SMSA Crane Acquisition Corp. at December 31, 2014 and 2013, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SMSA Crane Acquisition Corp. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the financial statements, the Company has a net loss and net cash used in operating activities in 2014 of $115,040 and $137,548 respectively and has working capital deficit, an accumulated deficit and stockholders' deficit of $149,162, $210,372 and $149,162, respectively, at December 31, 2014. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's Plan in regards to these matters is also described in Note C. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

Boca Raton, Florida

April 10, 2015

SMSA Crane Acquisition Corp.

Balance Sheets

December 31, 2014 and 2013

	December 31,
	2014	2013
ASSETS
Current Assets
Cash on hand and in bank	$—	$238

Total Assets	$—	$238

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable - trade	$402	$22,910
Due to parent	148,760	3,825

Total Liabilities	149,162	26,735

Contingencies (Note I)

Stockholders' Deficit
Preferred stock - $0.001 par value, 10,000,000 shares authorized. None issued and outstanding	—	—
Common stock - $0.001 par value, 100,000,000 shares authorized. 11,663,448 and 10,000,005 shares issued and outstanding, respectively	11,664	10,000
Additional paid-in capital	49,546	58,835
Accumulated deficit	(210,372)	(95,332)

Total Stockholders' Deficit	(149,162)	(26,497)

Total Liabilities and Stockholders' Deficit	$—	$238

The accompanying notes are an integral part of these financial statements.

SMSA Crane Acquisition Corp.

Statements of Operations

Years ended December 31, 2014 and 2013

	2014	2013

Revenues	$—	$—

Operating expenses
Professional fees	101,822	25,025
Other general and administrative costs	13,218	7,346

Total operating expenses	115,040	32,371

Loss from operations	(115,040)	(32,371)

Provision for income taxes	—	—

Net Loss	$(115,040)	$(32,371)

Loss per weighted-average share of common stock outstanding, computed on net loss - basic and fully diluted	$(0.01)	$(0.00)

Weighted-average number of shares of common stock outstanding - basic and fully diluted	11,240,808	10,000,005

The accompanying notes are an integral part of these financial statements.

SMSA Crane Acquisition Corp.

Statement of Changes in Stockholders' Deficit

Years ended December 31, 2014 and 2013

			Additional
	Common Stock		paid-in	Accumulated
	Shares	Amount	capital	Deficit	Total
Balances at December 31, 2012	10,000,005	$10,000	$53,235	$(62,961)	$274

Capital contributed to support operations	—	—	5,600	—	5,600
Net loss for the year	—	—	—	(32,371)	(32,371)
Balances at December 31, 2013	10,000,005	$10,000	$58,835	$(95,332)	$(26,497)

Issuance of 927,000 shares at $3.31 per share, net of offering costs paid in cash to placement agent of $125,431 - Feb 14, 2014,	927,000	927,000	2,942,012	—	2,942,939
Issuance of 91,843 shares to placement agent - offering costs -Feb 14, 2014,	91,843	91,843	(92)	—	—
Issuance of 92,700 warrants to placement agent - offering costs - Feb 14, 2014	—	—	—	—	—
Contributions to capital	—	—	375	—	375
Issuance of 368,000 shares at $3.31 per share, net of offering costs paid in cash to placement agent of $59,724- April 28, 2014,	368,000	368,000	1,157,988	—	1,158,356
Issuance of 36,800 shares to placement agent - offering costs - April 28, 2014,	36,800	36,800	(37)	—	—
Issuance of 36,800 warrants to placement agent - offering costs - April 28, 2014	—	—	—	—	—
Issuance of 171,000 shares at $3.31 per share, net of offering costs paid in cash to placement agent of $67,827 August 25, 2014	171,000	171,000	498,012	—	498,183
Issuance of 17,100 shares to placement agent - offering costs - August 25, 2014	17,100	17,100	(17)	—	—
Issuance of 17,100 warrants to placement agent - offering costs - August 25, 2014	—	—	—	—	—
Issuance of 47,000 shares at $3.31 per share, net of offering costs paid in cash to placement agent of $8,087 - December 9, 2014,	47,000	47	147,436	—	147,483
Issuance of 4,700 shares to placement agent - offering costs - December 9, 2014	4,700	5	(5)		—
Issuance of 4,700 warrants to placement agent - offering costs - December 9, 2014	—	—	—	—	—
Distribution to Parent			(4,754,961)		(4,754,961)
Net loss for the year	—	—	—	(115,040)	(115,040)
Balances at December 31, 2014	11,663,448	$11,664	$49,546	$(210,372)	$(149,162)

The accompanying notes are an integral part of these financial statements.

SMSA Crane Acquisition Corp.

Statement of Cash Flows

Years ended December 31, 2014 and 2013

	2014	2013
Cash Flows from Operating Activities:
Net loss for the year	$(115,040)	$(32,371)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating working capital items:
Decrease in Accounts payable and accrued expenses	(22,508)	22,310
Net Cash Used in Operating Activities	(137,548)	(10,061)

Cash Flows from Financing Activities:
Sale of common stock, net of offering costs	4,746,961	—
Distribution to Parent	(4,754,961)	—
Advance from Parent	144,935	3,825
Additional capital contributed to support operations	375	5,600
Net Cash Provided by Financing Activities	137,310	9,425

Decrease in Cash	(238)	(636)
Cash at beginning of year	238	874
Cash at end of year	$—	$238

Supplemental Disclosure of Interest and Income Taxes Paid:
Interest paid during the period	$—	$—
Income taxes paid during the period	$—	$—

The accompanying notes are an integral part of these financial statements.

SMSA Crane Acquisition Corp.

Notes to Financial Statements

December 31, 2014 and 2013

Note A - Background and Description of Business

SMSA Crane Acquisition Corp. was organized on September 9, 2009 as a Nevada corporation to effect the reincorporation of Senior Management Services of Crane, Inc., a Texas corporation, mandated by the plan of reorganization discussed below.

The Company's emergence from Chapter 11 of Title 11 of the United States Code on August 1, 2007 caused a change in majority ownership and voting control - that is, loss of control by the then-existing stockholders, a court-approved reorganization, and a reliable measure of the entity's fair value - resulting in a fresh start, creating, in substance, a new reporting entity. Accordingly, the Company, post-bankruptcy, had no significant assets, liabilities or operating activities. Therefore, the Company, as a new reporting entity, qualified as a shell company as defined in Rule 405 under the Securities Act of 1933, and Rule 12b-2 under the Securities Exchange Act of 1934.

On November 5, 2010, the Company entered into a Share Purchase Agreement with Carolyn C. Shelton, a resident of Tyler, Texas, pursuant to which on November 10, 2010 she acquired 9,500,000 shares of our common stock for approximately $9,500 cash or $0.001 per share.

On August 29, 2013, Coquí Radio Pharmaceuticals, Corp. ("Coquí" or the "Parent") closed a transaction through which Coquí purchased 9,500,000 outstanding shares of common stock and agreed to purchase an additional 400,000 outstanding shares of common stock of the Company from existing shareholders in a private transaction in exchange for $280,000. The additional 400,000 shares were subsequently acquired on October 24, 2013 and Coquí became the majority controlling stockholder of the Company.

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

Note B - Reorganization Under Chapter 11 of the U. S. Bankruptcy Code

The Company's Plan of Reorganization (the "Plan") was confirmed by the United States Bankruptcy Court, Northern District of Texas – Dallas Division on August 1, 2007 and became effective on August 10, 2007. On November 5, 2010, the Company entered into a transaction with Carolyn C. Shelton as discussed in Note A and a Certificate of Compliance with certain bankruptcy confirmation provisions was issued by the Bankruptcy Court on November 10, 2010.

Note C –Going Concern

These financial statements have been prepared on a going concern basis which contemplate that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has no post-bankruptcy operating history; however, the Company has raised $4,746,961 , net of offering costs, in equity capital from January 2014 through the date of the filing of these financial statements, in contemplation of a possible reverse merger transaction with Coquí, the Parent, as discussed in Note A and below. The Company is no longer restricting its potential target company to Coquí, the Parent. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

As of December 31, 2014, the Company has distributed $4,754,961 of the net proceeds from the sales of its common stock in its private placements to Coquí, the Parent, which was recorded as Distribution to parent on the accompanying balance sheet (see Note F). The Parent, Coqui has utilized the funds in pursuit of its business plan and therefore its ability to fund the Company is limited.

SMSA Crane Acquisition Corp.

Notes to Financial Statements

December 31, 2014 and 2013

Note C –Going Concern - continued

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

The Company's Articles of Incorporation authorize the issuance of up to 10,000,000 shares of preferred stock and 100,000,000 shares of common stock. The Company's ability to issue preferred stock may limit the Company's ability to obtain debt or equity financing as well as impede potential takeovers of the Company, which may be in the best interest of stockholders. The Company's ability to issue these authorized but unissued securities may also negatively impact our ability to raise additional capital through the sale of our debt or equity securities. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments on the recoverability of assets or classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note D - Summary of Significant Accounting Policies and Recent Accounting Pronouncements

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the valuation of deferred tax assets. Actual results could differ from those estimates.

Cash and cash equivalents

The Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

Income taxes

The Company files income tax returns in the United States of America and various states, as appropriate and applicable.

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Income Taxes. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

The Company has adopted the provisions of ASC 740-10 "Accounting for Uncertain Income Tax Positions". The Codification Topic requires the recognition of potential liabilities as a result of management's acceptance of potentially uncertain positions for income tax treatment on a "more-likely-than-not" probability of an assessment upon examination by a respective taxing authority. As a result of the implementation of Codification's Income Tax Topic, the Company did not incur any liability for unrecognized tax benefits.

SMSA Crane Acquisition Corp.

Notes to Financial Statements

December 31, 2014 and 2013

Note D - Summary of Significant Accounting Policies and Recent Accounting Pronouncements - continued

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

As of December 31, 2013, the Company had no outstanding stock warrants, options or convertible securities which could be considered dilutive for purposes of the loss per share calculation. At December 31, 2014 there were 151,300 outstanding common stock warrants issued to Pariter to purchase shares of common stock of the Company, which could dilute future earnings per share.

Recent Accounting Pronouncements

In June 2014 Accounting Standards Update 2014-10 removed the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. This ASU is effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. The Company adopted this ASU effective with the December 31, 2014 annual report on Form 10-K and its adoption resulted in the removal of previously required development stage.

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

Except the Accounting Standards Updates indicated above, the Company does not expect the adoption of any other recent accounting pronouncements to have a material impact on its financial statements.

SMSA Crane Acquisition Corp.

Notes to Financial Statements

December 31, 2014 and 2013

Note E - Fair Value of Financial Instruments and fair value measurements

The carrying amount of cash, accounts payable and accrued expenses and due to stockholder, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

The carrying amount of due to the Parent and accrued liabilities, as applicable, approximates fair value due to the short-term nature of these items. The fair value of the related party notes payable cannot be determined because of the Company's affiliation with the parties with whom the agreements exist. The carrying amount of the convertible debt approximates its fair value at December 31, 2014. The use of different assumptions or methodologies may have a material effect on the estimates of fair values.

ASC Topic 820, "Fair Value Measurements and Disclosures," requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, "Financial Instruments," defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

•	Level 1:	Observable inputs such as quoted prices in active markets;

•	Level 2:	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Note F – Distribution to Parent and Related Party Transactions

The Company has distributed all of the net proceeds of its private placements to Coquí, the Parent, which advances have not been documented by any loan agreements or notes. Additionally, the Company's former Chief Executive Officer, who is the brother of the Company's current Chief Executive Officer, was a principal of Pariter which raised capital in the private placements and has received compensation directly from the private placement fees. See Note K.

As of December 31, 2014, the Company has distributed $4,754,961 of the net proceeds from the sales of its common stock in its private placements to Coquí, the Parent, which was recorded as Distribution to parent on the accompanying balance sheet.

Halter Financial Group, Inc., pursuant to the Plan, managed the $1,000 in cash transferred from the bankruptcy creditor's trust on our behalf until exhausted and contributed additional monies through September 16, 2013 (the date of sale of shares of common stock to Coquí, the Parent (see Note A)) to support our operations. This contributed capital totaled $375 and $5,600 for the year ended December 31, 2014 and 2013, respectively. These amounts have been reflected as a component of additional paid-in capital in the accompanying balance sheets.

Note G –Due to Parent

As of December 31, 2014 and December 31, 2013, the Company owes $148,760 and $3,825, respectively, to Coquí, the Parent of the Company, for the funding of its current operating expenses. The amount owing is unsecured, non-interest bearing, and due on demand.

SMSA Crane Acquisition Corp.

Notes to Financial Statements

December 31, 2014 and 2013

Note H – Concentration of Credit Risk

The Company distributed cash from the proceeds from the private placements to its Parent. At times cash deposited with financial institutions may exceed federally insured limits. The Company has not experienced any losses in such accounts through December 31, 2014.

Note I – Contingencies

The Company was contemplating a possible merger by the Company and Coquí, the Parent, during the first nine months of 2014. The Company's business plan is now to pursue a business combination through the acquisition of, or merger with, an existing company (which may include Coquí, the Parent) seeking the perceived advantages of being a publicly traded corporation.

Coquí, the Parent, has informed the Company that Coquí is evaluating various strategic alternatives, which may include a merger with the Company or the eventual sale of Coquí’s interest in the Company to one or more third parties that would be expected to seek a merger with the Company. Until such time as Coquí, the Parent, determines a course of action, the Company’s ability to pursue a business combination will be limited. The timing of any such determination by Coquí, the Parent, is uncertain. No assurances can be given that the Company will be successful in pursuing a business combination in the near future or at all.

Note J - Income Taxes

The components of income tax (benefit) expense for each of the years ended December 31, 2014 and 2013 are as follows:

Year ended
December 31,
	2014	2013
Federal:
Current	$—	$—
Deferred	—	—
	—	—
State:
Current	—	—
Deferred	—	—
	—	—
Total	$—	$—

As of December 31, 2014, the Company has a net operating loss carryforward of approximately $210,000 to offset future taxable income. The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code. Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than a 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

SMSA Crane Acquisition Corp.

Notes to Financial Statements

December 31, 2014 and 2013

Note J - Income Taxes - continued

The Company's income tax expense (benefit) for each of the years ended December 31, 2014 and 2013 varied from the statutory rate of 34% as follows:

	Year ended
	December 31,
	2014	2013

Statutory rate applied to income before income taxes	$(39,000)	$(11,000)
Increase (decrease) in income taxes resulting from:
State income taxes	—	—
Other, including reserve for deferred tax asset and application of net operating loss carryforward	39,000	11,000
Income tax expense	$—	$—

The Company's only temporary difference due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, as of December 31, 2014 and 2013, respectively, relate solely to the Company's net operating loss carryforward(s). This difference gives rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of December 31, 2014 and 2013, respectively:

	December 31,
	2014	2013
Deferred tax assets
Net operating loss carryforwards	$71,400	$32,400
Less valuation allowance	(71,400)	(32,400)
Net Deferred Tax Asset	$—	$—

During the each of the years ended December 31, 2014 and 2013, respectively, the valuation allowance for the deferred tax asset increased by approximately $39,000 and $11,000, respectively. Open tax years are from 2011.

Note K- Stockholders' Equity

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

SMSA Crane Acquisition Corp.

Notes to Financial Statements

December 31, 2014 and 2013

Note K- Stockholders' Equity - continued

Additionally, Pariter waived cash commissions of $304,001 by electing to receive 91,843 shares of the Company's common stock at the offering price of $3.31 per share (without commissions or expenses) and other fees of $1,000 were also paid and expensed. The net proceeds to the Company from the private placement were $2,941,939. All funds received by the Company have been distributed to Coquí, the Parent as of December 31, 2014.

Private Placement Closing - April 28, 2014

On April 28, 2014 the Company closed on the sale of 368,000 shares of common stock at $3.31 per share in a private placement to accredited investors for gross proceeds of $1,218,080. Pariter was granted 36,800 common shares at $3.31 per share or the equivalent of $121,808 and was paid $48,723 for acting as a placement agent for the offering, which was charged against the proceeds and recorded as a reduction of additional paid-in capital. Pariter was also issued 36,800 five-year warrants exercisable at $3.31 per share. Other fees of $2,000 and additional legal fees of $9,001 were also paid. The net proceeds to the Company were $1,158,356. The valuation of the warrants issued to Pariter was approximately $34,000 using the Black Scholes valuation model. The assumptions used in the Black Scholes valuation model to value these warrants were: a stock price and exercise price of $3.31; a risk free interest rate of 1.73%; a volatility factor, derived by using comparable public companies in the same industry, of 28% and an expected term of 5 years. All funds received by the Company have been distributed to Coquí, the Parent as of December 31, 2014.

Private Placement Closing - August 25, 2014

On August 25, 2014, SMSA Crane closed on the sale of 171,000 shares of common stock at $3.31 per share in a private placement to accredited investors for gross proceeds of $566,010. Other fees of $350 and additional legal fees of $53,017 were also paid and expensed. The net proceeds to the Company from the offering, including all offering costs, were $498,183. Additionally, Pariter was granted 17,100 common shares at $3.31 per share or the equivalent of $56,601 and was paid $14,460 for acting as a placement agent for the offering, which was charged against the proceeds and recorded as a reduction of additional paid-in capital. Pariter was also issued 17,100 five-year warrants exercisable at $3.31 per share. The valuation of the warrants issued to Pariter was approximately $16,000 using the Black Scholes valuation model. The assumptions used in the Black Scholes valuation model to value these warrants were: a stock price and exercise price of $3.31; a risk free interest rate of 1.69%; a volatility factor, derived by using comparable public companies in the same industry, of 28% and an expected term of 5 years. All funds received by the Company have been distributed loaned to Coquí, the Parent as of December 31, 2014.

Private Placement Closing – December 9, 2014

On December 9, 2014, SMSA Crane closed on the sale of 47,000 shares of common stock at $3.31 per share in a private placement to accredited investors for gross proceeds of $155,570. Legal fees of $1,865 were paid and expensed. The net proceeds to the Company from the offering, including all offering costs, were $147,482. Additionally, Pariter was granted 4,700 common shares at $3.31 per share or the equivalent of $15,557 and was paid $6,222 for acting as a placement agent for the offering, which was charged against the proceeds and recorded as a reduction of additional paid-in capital. Pariter was also issued 4,700 five-year warrants exercisable at $3.31 per share. The valuation of the warrants issued to Pariter was approximately $4,000 using the Black Scholes valuation model. The assumptions used in the Black Scholes valuation model to value these warrants were: a stock price and exercise price of $3.31; a risk free interest rate of 1.63%; a volatility factor, derived by using comparable public companies in the same industry, of 28% and an expected term of 5 years. All funds received by the Company have been distributed to Coquí, the Parent as of December 31, 2014.

The total net proceeds from our private placements was $4,746,961.

The net proceeds of the Company's private placements were distributed to Coquí, the Parent and used, primarily by the Parent, for preparing an environmental report on the site where Coquí's proposed facility is to be located, paying Nuclear Regulatory Commission ("NRC") counsel, hiring contractors to begin preliminary work on the facility prior to receiving any NRC licensing, and for general working capital purposes.

SMSA Crane Acquisition Corp.

Notes to Financial Statements

December 31, 2014 and 2013

Note K- Stockholders' Equity - continued

Stock Warrants

The following table summarizes all warrant activity:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2013	—	—	—	—
Granted	151,300	$3.31	5	—
Exercised	—	—	—	—

Outstanding at December 31, 2014	151,300	$3.31	4.26	—

Exercisable at December 31, 2014	151,300	$3.31	4.26	—

EXHIBIT INDEX

Exhibit Number	Description

3.1	Articles of Incorporation of the Company (1)
3.2	Bylaws of the Company (1)
4.1	Form of Warrant Agreement (2)
10.1	Form of Subscription Agreement (3)
31.1	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer and Principal Financial and Accounting Officer
32.1	Section 1350 Certification
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

———————

(1)	Incorporated by reference to the Company's Registration Statement on Form 10 filed with the Securities and Exchange Commission on October 8, 2009.
(2)	Previously filed as Exhibit 10.2 to the Company's Form 10-Q filed May 15, 2014 and incorporated herein by reference.
(3)	Previously filed as Exhibit 10.1 to the Company's Form 8-K filed February 21, 2014 and incorporated herein by reference.