Form 10-Q
period 2015-03-31
SMSA CRANE ACQUISITION CORP.
filed 2015-05-14
CIK 1473287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 1, 2015 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	11,663,448

SMSA CRANE ACQUISITION CORP.

UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014

SIGNATURES	16

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SMSA Crane Acquisition Corp.

Balance Sheets

	March 31,	December 31,
	2015	2014
	(unaudited)
ASSETS
Total Assets	$—	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable - trade	$402	$402
Due to parent	168,238	148,760
Total Liabilities	168,640	149,162

Contingencies (Note I)

Stockholders' Deficit
Preferred stock - $0.001 par value 10,000,000 shares authorized. No shares issued and outstanding	—	—
Common stock - $0.001 par value. 100,000,000 shares authorized. 11,663,448 shares issued and outstanding at March 31, 2015 and December 31, 2014	11,664	11,664
Additional paid-in capital	49,546	49,546
Accumulated deficit	(229,850)	(210,372)
Total Stockholders' Deficit	(168,640)	(149,162)

Total Liabilities and Stockholders’ Deficit	$—	$—

The accompanying notes are an integral part of these unaudited financial statements

SMSA Crane Acquisition Corp.

Statements of Operations

Unaudited

	Three Months Ended
	March 31,
	2015	2014

Revenues	$—	$—

Operating expenses
Professional fees	17,660	39,207
Other general and administrative costs	1,818	5,665
Total operating expenses	19,478	44,872

Loss from operations	(19,478)	(44,872)
Provision for income taxes	—	—
Net Loss	$(19,478)	$(44,872)

Loss per weighted-average share of common stock outstanding, computed on net loss - basic and fully diluted	$(0.00)	$(0.00)

Weighted-average number of shares of common stock outstanding - basic and fully diluted	11,663,448	10,509,427

The accompanying notes are an integral part of these unaudited financial statements

SMSA Crane Acquisition Corp.

Statements of Cash Flows

Unaudited

	Three Months Ended
	March 31,
	2015	2014
Cash Flows from Operating Activities:
Net loss for the period	$(19,478)	$(44,872)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating working capital items:
Increase in Accounts payable	—	18,088
Net Cash Used in Operating Activities	(19,478)	(26,784)

Cash Flows from Investing Activities:	—	—

Cash Flows from Financing Activities:
Proceeds from issuance of common stock, net of offering cost	—	2,942,939
Stockholder loans	19,478	25,409
Additional capital contributed to support operations	—	375
Net Cash Provided by Financing Activities	19,478	2,968,723

Increase in Cash	—	2,941,939
Cash at beginning of period	—	238
Cash at end of period	$—	$2,942,177

Supplemental Disclosure of Interest and Income Taxes Paid:
Interest paid during the period	—	—
Income taxes paid during the period	—	—

The accompanying notes are an integral part of these unaudited financial statements

SMSA CRANE ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

For the three months ended March 31, 2015

Note A. Basis of Presentation, Background and Description of Business

Basis of presentation

The accompanying unaudited condensed financial statements of SMSA Crane Acquisition Corp. have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited financial statements for the year ended December 31, 2014, included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

SMSA CRANE ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

For the three months ended March 31, 2015

Note C – Going Concern

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

As of March 31, 2015 and December 31, 2014, the Company has distributed $4,754,961 of the net proceeds from the sales of its common stock in its private placements to Coquí, the Parent, which was recorded as Distribution to parent on the accompanying balance sheet (see Note F). The Parent, Coqui has utilized the funds in pursuit of its business plan and therefore its ability to fund the Company is limited.

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

SMSA CRANE ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

For the three months ended March 31, 2015

Note D - Summary of Significant Accounting Policies and Recent Accounting Pronouncements – Continued

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

As of March 31, 2015 and December 31, 2014 there were 151,300 outstanding common stock warrants issued to Pariter Securities, LLC to purchase shares of common stock of the Company, which could dilute future earnings per share.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which is the new, comprehensive revenue recognition standard that will supersede all existing revenue recognition guidance under GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective for annual and interim periods beginning on or after December 15, 2016, and early adoption is not permitted. Entities will have the option of using either a full retrospective approach or a modified approach to adopt the guidance in the ASU. The Company currently has no revenues and does not expect any impact of adopting this guidance.

In June 2014, the FASB issued ASU 2014-12, “Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period.” This ASU provides more explicit guidance for treating share-based payment awards that require a specific performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2015. The Company does not expect the adoption of this guidance to have a material impact on the financial statements.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern (Topic 205-40)”, which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim reporting period. If substantial doubt exists, additional disclosure is required. This new standard will be effective for the Company for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company expects to adopt this new standard for the fiscal year ending December 31, 2015 and the Company will continue to assess the impact on its financial statements.

Except the Accounting Standards Updates indicated above, the Company does not expect the adoption of any other recent accounting pronouncements to have a material impact on its financial statements.

SMSA CRANE ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

For the three months ended March 31, 2015

Note E - Fair Value of Financial Instruments and fair value measurements

The carrying amount of cash, accounts payable and accrued expenses and due to stockholder, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

The carrying amount due to the Parent and accrued liabilities, as applicable, approximates fair value due to the short-term nature of these items. The fair value of the related party notes payable cannot be determined because of the Company's affiliation with the parties with whom the agreements exist. The carrying amount of the convertible debt approximates its fair value at December 31, 2014. The use of different assumptions or methodologies may have a material effect on the estimates of fair values.

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

Note F - Distribution to Parent and Related Party Transactions

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

As of March 31, 2015 and December 31, 2014, the Company has distributed $4,754,961 of the net proceeds from the sales of its common stock in its private placements to Coquí, the Parent, which was recorded as Distribution to parent on the accompanying balance sheet.

Halter Financial Group, Inc., pursuant to the Plan, managed the $1,000 in cash transferred from the bankruptcy creditor's trust on our behalf until exhausted and contributed additional monies through September 16, 2013 (the date of sale of shares of common stock to Coquí, the Parent (see Note A) to support our operations. This contributed capital totaled $375 and $5,600 for the year ended December 31, 2014 and 2013, respectively. These amounts have been reflected as a component of additional paid-in capital in the accompanying balance sheets.

Note G – Due to Parent

As of March 31, 2015 and December 31, 2014, the Company owes $168,238 and $148,760, respectively, to Coquí, the Parent of the Company, for the funding of its current operating expenses. The amount owing is unsecured, non-interest bearing, and due on demand.

SMSA CRANE ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

For the three months ended March 31, 2015

Note H – Concentration of Credit Risk

The Company distributed cash from the proceeds from the private placements to its Parent. At times cash deposited with financial institutions may exceed federally insured limits. The Company has not experienced any losses in such accounts through March 31, 2015.

Note I – Contingencies

The Company was contemplating a possible merger by the Company and Coquí, the Parent, during the year of 2015. The Company's business plan is now to pursue a business combination through the acquisition of, or merger with, an existing company (which may include Coquí, the Parent) seeking the perceived advantages of being a publicly traded corporation.

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

Note J - Stockholders' Equity

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

SMSA CRANE ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

For the three months ended March 31, 2015

Note J - Stockholders' Equity – Continued

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

SMSA CRANE ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

For the three months ended March 31, 2015

Note J - Stockholders' Equity – Continued

Stock Warrants

The following table summarizes all warrant activity:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2013	—	—	—	—
Granted	151,300	$3.31	5	—
Exercised	—	—	—	—

Outstanding at December 31, 2014	151,300	$3.31	4.26	—
Granted	—	—	—	—
Exercised	—	—	—	—

Outstanding at March 31, 2015	151,300	$3.31	4.01	—

Exercisable at March 31, 2015	151,300	$3.31	4.01	—

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

Results of Operations

For the three months ended March 31, 2015 and 2014.

Revenue

The Company had no revenue for the three months ended March 31, 2015 and 2014 respectively.

Operating Expenses

The following table presents our total operating expenses for the three months ended March 31, 2015 and 2014:

	Three months ended March 31
	2015	2014
Professional fees	$17,660	$39,207
Other general and administrative costs	1,818	5,665
Operating expenses	$19,478	$44,872

Operating expenses consist mostly of professional services. Professional services are comprised of outside legal, audit and accounting services. These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of reports with the Securities and Exchange Commission. The decrease in other general and administrative costs in 2015 was mainly due to the decrease in Professional fees.

See Note J to our Financial Statements included in this Quarterly Report on Form 10-Q for information regarding our private placements.

Net loss per share for the three months ended March 31, 2015 and 2014 was approximately $(0.00) and $(0.00), respectively based on the weighted-average shares issued and outstanding.

It is anticipated that future operating expenses will increase as the Company complies with its periodic reporting requirements and effects a business combination, although there can be no assurance that the Company will be successful in effecting a business combination.

Liquidity and Capital Resources

The following table provides detailed information about our net cash flow for all financial statements periods presented in this Report.

Cash Flow

	Three months ended March 31
	2015	2014

Net cash used in operating activities	$(19,478)	$(26,784)
Net cash provided by investing activities	—	—
Net cash provided by financing activities	19,478	2,968,723
Net cash inflow (outflow)	$—	$2,941,939

Operating Activities

Cash used in operating activities for the three months ended March 31, 2015, consisted of a net loss of an approximate $19,000. The cash used in working capital was $ 0 for the three months ended March 31, 2015.

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

Investing Activities

Net cash provided by our investing activities for the three months ended March 31, 2015 and 2014 was $0.

Financing Activities

Net cash provided by our financing activities for the three months ended March 31, 2015, as compared to 2014 decreased by approximately $2,949,000. This decrease was mainly due to decrease in private placements of approximately $2,943,000 and a decrease in advance from Parent of approximately $6,000.

See Note J of the Notes to our Financial Statements included in this Quarterly Report on Form 10-Q for information regarding the Company's private placements.

Pending our completion of a business combination, we are not conducting any business activities. Our only operating activities are to comply with Securities and Exchange Commission reporting requirements and to seek to complete a business combination through the acquisition of, or merger with, an existing company (which may include Coquí, the Parent) seeking the perceived advantages of being a publicly traded corporation. We have no liquidity having distributed all of our cash to Coquí, the Parent.

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

Our significant accounting policies are summarized in Note D of our unaudited financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on our results of operations, financial position or liquidity for the periods presented in this report.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

There were no defaults upon senior securities during the fiscal quarter ended March 31, 2015.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

Not Applicable.

ITEM 6. EXHIBITS.

Exhibit Number	Description
31	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer and Principal Financial and Accounting Officer
32	Section 1350 Certification
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMSA Crane Acquisition Corp.

Dated: May 14, 2015	By:	/s/ Carmen I. Bigles
	Name:	Carmen I. Bigles
	Title:	Chief Executive Officer
President and Secretary (Principal Executive Officer and
Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer and Principal Financial and Accounting Officer
32	Section 1350 Certification
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document