Form 10-Q
period 2015-06-30
SMSA CRANE ACQUISITION CORP.
filed 2015-08-13
CIK 1473287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

The number of shares outstanding of each of the issuer’s classes of common equity, as of August 10, 2015 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	11,663,448

SMSA CRANE ACQUISITION CORP.

UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

SIGNATURES	17

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SMSA Crane Acquisition Corp.

Balance Sheets

	June 30,	December 31,
	2015	2014
	(unaudited)
ASSETS
Total Assets	$—	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable - trade	$35,694	$402
Due to parent	147,383	148,760
Total Liabilities	$183,077	$149,162

Stockholders' Deficit
Preferred stock - $0.001 par value 10,000,000 shares authorized. No shares issued and outstanding	—	—
Common stock - $0.001 par value. 100,000,000 shares authorized. 11,663,448 shares issued and outstanding at June 30, 2015 and December 31, 2014	11,664	11,664
Additional paid-in capital	49,546	49,546
Accumulated deficit	(244,287)	(210,372)
Total Stockholders' Deficit	$(183,077)	$(149,162)

Total Liabilities and Stockholders’ Deficit	$—	$—

The accompanying notes are an integral part of these unaudited financial statements

SMSA Crane Acquisition Corp.

Statements of Operations

Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Revenues	$—	$—	$—	$—

Operating expenses
Professional fees	8,925	47,840	26,585	87,047
Other general and administrative costs	5,512	1,680	7,330	7,345
Total operating expenses	14,437	49,520	33,915	94,392

Loss from operations	(14,437)	(49,520)	(33,915)	(94,392)
Provision for income taxes	—	—	—	—
Net Loss	$(14,437)	$(49,520)	$(33,915)	$(94,392)

Loss per weighted-average share of common stock outstanding, computed on net loss - basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted-average number of shares of common stock outstanding - basic and fully diluted	11,663,448	11,303,543	11,663,448	10,914,307

The accompanying notes are an integral part of these unaudited financial statements

SMSA Crane Acquisition Corp.

Statements of Cash Flows

Unaudited

	Six Months Ended
	June 30,
	2015	2014
Cash Flows from Operating Activities:
Net loss for the period	$(33,915)	$(94,392)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating working capital items:
Increase in Accounts payable	26,882	17,647
Net Cash Provided by (Used in) Operating Activities	$(7,033)	$(76,745)

Cash Flows from Investing Activities:	$—	$—

Cash Flows from Financing Activities:
Sale of common stock, net of offering costs	—	4,101,295
Distribution to Parent	—	(4,109,295)
Advance from Parent	(7,033)	84,370
Additional capital contributed to support operations	—	375
Net Cash Provided by (Used in) Financing Activities	$(7,033)	$76,745

Increase in Cash	—	—
Cash at beginning of period	—	238
Cash at end of period	$—	$—

Supplemental Disclosure of Interest and Income Taxes Paid:
Interest paid during the period	$—	$—
Income taxes paid during the period	$—	$—

Supplemental Disclosure of Non-Cash Flow Financing Activities:
Reclassed amount due to Parent to Accounts Payable - trade	$8,410	$—

The accompanying notes are an integral part of these unaudited financial statements

SMSA CRANE ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

For the six months ended June 30, 2015

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

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the six month period have been made. Results for the interim period presented are not necessarily indicative of the results that might be expected for the entire fiscal year. When used in these notes, the terms "Company", "we", "us" or "our" mean SMSA Crane Acquisition Corp.

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

The Company was contemplating a possible merger with Coquí, the Parent. The Company's business plan is now to pursue a business combination through the acquisition of, or merger with, an existing company seeking the perceived advantages of being a publicly traded corporation. The Company is not restricting its potential target companies to any specific business, industry or geographical location. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

Coquí’s Current Operating Status

As of the date of this filing, there is currently substantial doubt about Coquí’s ability to continue as a going concern. Coquí has limited its operations in 2015 due to its inability to raise the required working capital needed to fund its operations and as of the date of this filing, its operations are inactive. Coquí’s management is seeking to raise the additional working capital required to carry out its business plan. There can be no assurance that Coquí will be able to obtain the additional funding required through the sales of additional debt or equity securities or that such funding, if available, will be obtained on terms favorable to Coquí.

SMSA CRANE ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

For the six months ended June 30, 2015

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

Note C – Going Concern

These financial statements have been prepared on a going concern basis which contemplate that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has no post-bankruptcy operating history; however, the Company has raised $4,746,961, net of offering costs, in equity capital from January 2014 through the date of the filing of these financial statements, in contemplation of a possible reverse merger transaction with Coquí, the Parent, as discussed in Note A and below. The Company is no longer considering its potential target company to be Coquí, the Parent. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

As of June 30, 2015 and December 31, 2014, the Company has distributed $4,754,961 of the net proceeds from the sales of its common stock in its private placements to Coquí, the Parent, which was recorded as Distribution to parent on the accompanying balance sheet (see Note F). The Parent, Coquí has utilized the funds in pursuit of its business plan and therefore its ability to fund the Company is limited. See Note A “Coquí’s Current Operating Status”.

The Company is not conducting operations pending completion of a merger with an existing company. The Company is currently dependent upon financings to pay its legal and accounting fees. There is no assurance that the Company will be able to obtain additional funding through the sales of additional equity securities or that such funding, if available, will be obtained on terms favorable to the Company.

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

SMSA CRANE ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

For the six months ended June 30, 2015

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

As of June 30, 2015 and December 31, 2014 there were 151,300 outstanding common stock warrants issued to Pariter Securities, LLC to purchase shares of common stock of the Company, which could dilute future earnings per share.

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

For the six months ended June 30, 2015

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

As of June 30, 2015 and December 31, 2014, the Company has distributed $4,754,961 of the net proceeds from the sales of its common stock in its private placements to Coquí, the Parent, which was recorded as Distribution to parent on the accompanying balance sheet. As of the date of this filing, there is currently substantial doubt about Coquí’s ability to continue as a going concern, and Coquí’s operations are inactive. See Note A.

SMSA CRANE ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

For the six months ended June 30, 2015

Note F - Distribution to Parent and Related Party Transactions – Continued

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

Note G – Due to Parent

As of June 30, 2015 and December 31, 2014, the Company owes $147,383 and $148,760, respectively, to Coquí, the Parent of the Company, for the funding of its current operating expenses. The amount owing is unsecured, non-interest bearing, and due on demand.

Note H – Concentration of Credit Risk

The Company distributed cash from the proceeds from the private placements to its Parent. At times cash deposited with financial institutions may exceed federally insured limits. The Company has not experienced any losses in such accounts through June 30, 2015.

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

SMSA CRANE ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

For the six months ended June 30, 2015

Note J - Stockholders' Equity – Continued

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

SMSA CRANE ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

For the six months ended June 30, 2015

Note J - Stockholders' Equity – Continued

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

The net proceeds of the Company's private placements were distributed to Coquí, the Parent and used, primarily by the Parent, for preparing an environmental report on the site where Coquí's proposed facility is to be located, paying Nuclear Regulatory Commission ("NRC") counsel, hiring contractors to begin preliminary work on the facility prior to receiving any NRC licensing, and for general working capital purposes. As of the date of this filing, there is currently substantial doubt about Coquí’s ability to continue as a going concern, and Coquí’s operations are inactive. See Note A.

Stock Warrants

The following table summarizes all warrant activity:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2013	—	—	—	—
Granted	151,300	$3.31	5	—
Exercised	—	—	—	—

Outstanding at December 31, 2014	151,300	$3.31	4.26	—
Granted	—	—	—	—
Exercised	—	—	—	—

Outstanding at June 30, 2015	151,300	$3.31	3.76	—

Exercisable at June 30, 2015	151,300	$3.31	3.76	—

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

Overview of Our Future Business

The Company was contemplating a possible merger by the Company and Coquí, the Parent. The Company's business plan is now to pursue a business combination through the acquisition of, or merger with, an existing company seeking the perceived advantages of being a publicly traded corporation. The Company is not restricting its potential target companies to any specific business, industry or geographical location. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

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

Coquí’s Current Operating Status

As of the date of this filing, there is currently substantial doubt about Coquí’s ability to continue as a going concern. Coquí has limited its operations in 2015 due to its inability to raise the required working capital needed to fund its operations and as of the date of this filing, its operations are inactive. Coquí’s management is seeking to raise the additional working capital required to carry out its business plan. There can be no assurance that Coquí will be able to obtain the additional funding required through the sales of additional debt or equity securities or that such funding, if available, will be obtained on terms favorable to Coquí.

Results of Operations

For the three months ended June 30, 2015 and 2014.

Revenue

The Company had no revenue for the three months ended June 30, 2015 and 2014 respectively.

Operating Expenses

The following table presents our total operating expenses for the three months ended June 30, 2015 and 2014:

	Three months ended June 30,
	2015	2014
Operating expenses	$14,437	$49,520

Operating expenses consist mostly of legal and professional services fee which directly related to the maintenance of the corporate entity and the preparation and filing of reports with the Securities and Exchange Commission. The decrease in operating expenses in 2015 was mainly due to the decrease in Professional fees.

See Note J to our Financial Statements included in this Quarterly Report on Form 10-Q for information regarding our private placements.

Net loss per share for the three months ended June 31, 2015 and 2014 was approximately $(0.00) and $(0.00), respectively based on the weighted-average shares issued and outstanding.

It is anticipated that future operating expenses will increase as the Company complies with its periodic reporting requirements and effects a business combination, although there can be no assurance that the Company will be successful in effecting a business combination.

For the six month periods ended June 30, 2015 and 2014

Revenue

The Company had no revenue for the six month periods ended June 30, 2015 or 2014 respectively.

Operating Expenses

The following table presents our total operating expenses for the six months ended June 30, 2015 and 2014:

	Six months ended June 30,
	2015	2014
Operating expenses	$33,915	$94,392

Operating expenses consist mostly of legal and professional services fee which directly related to the maintenance of the corporate entity and the preparation and filing of reports with the Securities and Exchange Commission. The decrease in operating expenses in 2015 was mainly due to the decrease in Professional fees.

See Note J to our Financial Statements included in this Quarterly Report on Form 10-Q for information regarding our private placement.

Net loss per share for the six months ended June 30, 2015 and 2014 was approximately $(0.00) and $(0.01), respectively based on the weighted-average shares issued and outstanding.

It is anticipated that future operating expenses will increase as the Company complies with its periodic reporting requirements and effects a business combination, although there can be no assurance that the Company will be successful in effecting a business combination.

Liquidity and Capital Resources

The following table provides detailed information about our net cash flow for all financial statements years presented in this Report.

Cash Flow

	Six months ended June 30,
	2015	2014

Net cash provided by (used in) operating activities	$(7,033)	$(76,745)
Net cash provided by investing activities	—	—
Net cash provided by (used in) financing activities	7,033	76,745
Net cash inflow (outflow)	$—	$—

Operating Activities

Cash used in operating activities for the six months ended June 30, 2014, consisted of net loss as well as the effect of changes in working capital. Cash used in operating activities for the six months ended June 30, 2015, consisted of a net loss of $33,915. The cash used in working capital was $26,882 for the six months ended June 30, 2015.

Investing Activities

Net cash provided by our investing activities for the six months ended June 30, 2015 and 2014 was $0.

Financing Activities

Net cash provided by our financing activities for the six months ended June 30, 2015, as compared to 2014 decreased by $69,712. This decrease was mainly due to decrease in private placements of $4,101,295, decrease in distribution to Parent of $4,109,295, and a decrease in advance from Parent of $77,337.

See Note J of the Notes to our Financial Statements included in this Quarterly Report on Form 10-Q for information regarding the Company's private placements.

Pending our completion of a business combination, we are not conducting any business activities. Our only operating activities are to comply with Securities and Exchange Commission reporting requirements and to seek to complete a business combination through the acquisition of, or merger with, an existing company seeking the perceived advantages of being a publicly traded corporation. We have no liquidity having distributed all of our cash to Coquí, the Parent. The Parent, Coqui has utilized the funds in pursuit of its business plan and therefore its ability to fund the Company is limited.

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

There were no defaults upon senior securities during the fiscal quarter ended June 30, 2015.

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

SMSA Crane Acquisition Corp.

Dated: August __, 2015	By:	/s/ Carmen I. Bigles
	Name:	Carmen I. Bigles
	Title:	Chief Executive Officer
President and Secretary (Principal Executive Officer and
Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer and Principal Financial and Accounting Officer
32	Section 1350 Certification
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document