Form 10-K
period 2016-12-31
SMSA CRANE ACQUISITION CORP.
filed 2017-06-13
CIK 1473287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post files).  Yes ☐  No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☑  No ☐

The aggregate market value of voting and non-voting common equity held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter was approximately $0 based upon 1,523,648 shares held by non-affiliates and a closing market price of $0.00 per share on June 30, 2016.

As of June 5, 2017, there were 10,047,495 shares of Common Stock issued and outstanding.

SMSA Crane Acquisition Corp.

Form 10-K for the years ended December 31, 2016 and 2015

EXPLANATORY NOTE

SMSA Crane Acquisition Corp. (“SMSA Crane” or the “Company,” “we,” “us” or “our”) is filing this comprehensive Annual Report on Form 10-K for the fiscal years ended December 31, 2016 and 2015 and the quarterly periods ended March 31, 2016, June 30, 2016, and September 30, 2016 (the “Comprehensive Form 10-K”) as part of its efforts to become current in its filing obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Although the Company has regularly made filings through Current Reports on Form 8-K when deemed appropriate, this Comprehensive Form 10-K is the Company’s first annual periodic filing with the Securities and Exchange Commission (the “Commission”) since the filing of its Annual Report on Form 10-K for the year ended December 31, 2014. Included in this Comprehensive Form 10-K are the Company’s audited financial statements for the fiscal years ended December 31, 2015 and 2016, which have not been previously filed with the Commission and quarterly interim financial statements for the quarterly periods ended March 31, 2016, June 30, 2016, and September 30, 2016. Our delinquencies with regard to the Annual Reports on Form 10-K for the fiscal years ended December 31, 2014 and December 31, 2015 and the Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2016, June 30, 2016, and September 30, 2016 were due to the desire of Coquí Radio Pharmaceuticals, Corp., our controlling shareholder, to preserve capital while pursuing one or more corporate transactions.

Readers should be aware that several aspects of this report differ from other annual reports. First, this report is for each of the fiscal years ended December 31, 2016 and 2015, in lieu of filing separate reports for each of those fiscal years. Second, because of the amount of time that has passed since our last periodic report was filed with the SEC, the information relating to our business and related matters is focused on our more recent periods, including certain information for periods after September 30, 2015 and through the day of filing this report. We anticipate filing our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 with the Commission shortly after the filing of this Comprehensive Form 10-K, and readers should read this Comprehensive Form 10-K together and in connection with the other reports we file with the Commission for a comprehensive description of our financial condition.

PART I

Item 1.

Business

General

SMSA Crane Acquisition Corp. was organized on September 9, 2009 as a Nevada corporation to effect the reincorporation of Senior Management Services of Crane, Inc., a Texas corporation, mandated by the plan of reorganization discussed below.

The Company's emergence from Chapter 11 of Title 11 of the United States Code on August 1, 2007 caused a change in majority ownership and voting control - that is, loss of control by the then-existing stockholders, a court-approved reorganization, and a reliable measure of the entity's fair value - resulting in a fresh start, creating, in substance, a new reporting entity. Accordingly, the Company, post-bankruptcy, had no significant assets, liabilities or operating activities. Therefore, the Company is a shell company as defined in Rule 405 under the Securities Act of 1933, and Rule 12b-2 under the Securities Exchange Act of 1934.

On August 29, 2013, Coquí Radio Pharmaceuticals, Corp. ("Coquí" or the "Shareholder") closed a transaction through which Coquí purchased 9,500,000 outstanding shares of common stock and agreed to purchase an additional 400,000 outstanding shares of common stock of the Company from existing shareholders in a private transaction in exchange for $280,000. The additional 400,000 shares were subsequently acquired on October 24, 2013 and Coquí became the majority controlling stockholder of the Company.

The Company was contemplating a possible merger by the Company and Coquí, the Shareholder, however these merger plans were cancelled. The Company's business plan is now to pursue a business combination through the acquisition of, or merger with, an existing company seeking the perceived advantages of being a publicly traded corporation. The Company is not restricting its potential target companies to any specific business, industry or geographical location. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

During the period from January 2017 to March, 2017, Coqui entered into an Exchange Agreement with 48 investors (“Coqui Shareholders”) who previously acquired shares of common stock, par value of $0.001 per share of our Company (the “SMSA Crane Shares”), in a private placement from SMSA Crane, at a price of $3.31 per share. The 48 investors agreed to exchange their SMSA Crane Shares for an equal value of shares of Coqui’s common stock, par value $0.1 per share (the “Coqui Shares”), and Coqui agreed to proceed with the proposed exchange. As a result, 1,663,443 SMSA Crane Shares and 151,300 warrants issued to the placement agent were exchanged for Coqui Shares and warrants and were cancelled.

On April 5, 2017, the Board of Directors approved the cancellation of 1,611,743 SMSA Crane Shares held by the Coqui Shareholders and the cancellation of 51,700 SMSA Crane Shares that were issuable to three Coqui Shareholders but that were not yet issued and recorded as outstanding by the Company’s transfer agent as of the date of the Exchange Agreement.

On May 16, 2017, the Board of Directors approved the issuance of 47,490 shares of its common shares to Coquí, based on the private placement share price of $3.31, in satisfaction for the debt owed to Coqui of $157,195.

The total number of outstanding shares of the Company, as of the date of this filing, was 10,047,495 common shares and the number of stock warrants outstanding was zero, after the exchange above.

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

Item 1B.

Unresolved Staff Comments

None.

Item 2.

Properties

The Company currently maintains a mailing address at 1172 South Dixie Highway, Suite 335, Coral Gables, FL 33146. The Company's telephone number there is (787) 685-5046. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future prior to consummating a business combination with an existing company. The Company pays no rent or other fees for the use of the mailing address as these offices are used virtually full-time by Coquí, our Shareholder.

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

Holders

As of June 5, 2017, there were a total of 10,047,495 shares of our common stock held by approximately 511 stockholders of record. There are no shares of our preferred stock outstanding at the date of this Report.

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

Restricted Securities and Rule 144

We currently have 10,047,495 outstanding shares which may be deemed restricted securities as defined in Rule 144. Generally, restricted securities can be resold under Rule 144 once they have been held for the required statutory period, provided that the securities satisfy the current public information requirements of the rule. However, because we qualify as a "shell" company under applicable SEC rules, our shareholders may not rely on Rule 144 to resale restricted shares of our common stock until we have ceased to be a "shell" company for at least one year, among other requirements. In addition, since Coquí beneficially owns the 9,947,490 shares and is an affiliate of the Company, there are further limits on its ability to sell the shares under Rule 144.

Recent Sales of Unregistered Securities

On May 16, 2017, the Board of Directors approved the issuance of 47,490 shares of the Company’s common shares to Coquí, based on the private placement share price of $3.31, in satisfaction for the debt owed to Coqui of $157,195. The issuance of such sharews was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act.

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

Overview of Our Future Business

The Company was contemplating a possible merger by the Company and Coquí, the Shareholder. In 2013, Coquí, the Shareholder, acquired control of the Company by purchasing 9,900,000 shares of common stock in a private transaction.

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

On February 14, 2014, the Company closed on the sale of 927,000 shares of common stock, the minimum amount offered, in a private placement to accredited investors for gross proceeds of $3,068,370 and issued 91,843 shares to Pariter, the placement agent. The net proceeds to the Company from the offering were $2,941,939. On April 28, 2014 the Company closed on the sale of 368,000 shares of common stock in a private placement to accredited investors for gross proceeds of $1,218,080 and issued 36,800 shares to Pariter. The net proceeds to the Company from the offering, including all offering costs, were $1,158,356. On August 25, 2014, the Company closed on the sale of 171,000 shares of common stock in a private placement to accredited investors for gross proceeds of $566,010. The net proceeds to the Company from the offering, including all offering costs were $498,183.

On December 9, 2014, the Company closed on the sale of 47,000 shares of common stock at $3.31 per share in a private placement to accredited investors for gross proceeds of $155,570 and issued 4,700 shares to Pariter. The net proceeds to the Company from the offering, including all offering costs were $147,482.

The total net proceeds from our private placements was approximately $4,747,000.The net proceeds of the Company's private placements were distributed to Coquí, the Shareholder and used, primarily by the Shareholder, for preparing an environmental report on the site where Coquí's proposed facility was to be located, paying Nuclear Regulatory Commission ("NRC") counsel, hiring contractors to begin preliminary work on the facility prior to receiving any NRC licensing, and for general working capital purposes. The Shareholder, Coqui has utilized the funds in pursuit of its business plan and therefore its ability to fund the Company is limited. The Company wrote off its receivable from Coquí as a distribution of additional paid-in capital.

The Company's ultimate continued existence is dependent upon its ability to generate sufficient cash flows to continue its reporting obligations to the Securities and Exchange Commission on a timely basis, which may or may not result in a business combination through the acquisition of, or merger with, an existing company. The Company faces considerable risk in its business plan and a potential shortfall of funding due the potential inability to raise capital in the equity securities market. If adequate operating capital and/or cash flows are not received during the next twelve months, the Company could become dormant until such time as necessary funds could be raised.

Results of Operations

For the years ended December 31, 2016 and 2015

Revenue

The Company had no revenue for the years ended December 31, 2016 or 2015 respectively.

Operating Expenses

The following table presents our total operating expenses for the years ended December 31, 2016 or 2015:

	Year Ended December 31,
	2016	2015
Professional fees	$12,870	$66,103
Other general and administrative costs	3,662	12,550
Operating expenses	$16,532	$78,653

Operating expenses consist mostly of professional services. Professional services are comprised of outside legal, audit and accounting services. These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of reports with the Securities and Exchange Commission. The decrease in other general and administrative costs in 2016 was mainly due to the decrease in professional fees due to the Company not filing with the Securities and Exchange Commission in 2016.

Net loss per share for the years ended December 31, 2016 and 2015 was approximately $(0.00) and $(0.01), respectively based on the weighted-average shares issued and outstanding.

It is anticipated that future operating expenses will increase as the Company complies with its periodic reporting requirements and effects a business combination, although there can be no assurance that the Company will be successful in effecting a business combination.

For the nine month periods ended September 30, 2016 and 2015

Revenue

The Company had no revenue for the nine month periods ended September 30, 2016 or 2015 respectively.

Operating Expenses

The following table presents our total operating expenses for the nine months ended September 30, 2016 and 2015:

	Nine months ended September 30,
	2016	2015
Edgar Filing Fees	$—	$4,852
Professional fees	1,240	37,985
Other general and administrative costs	461	5,492
Operating expenses	$1,701	$48,329

Operating expenses consist mostly of legal and professional services fees which directly related to the maintenance of the corporate entity and the preparation and filing of reports with the Securities and Exchange Commission. The decrease in operating expenses in 2016 was mainly due to the decrease in professional fees due to the Company not filing with the Securities and Exchange Commission in 2016.

Net loss per share for the nine months ended September 30, 2016 and 2015 was approximately $(0.00) and $(0.00), respectively based on the weighted-average shares issued and outstanding.

It is anticipated that future operating expenses will increase as the Company complies with its periodic reporting requirements and effects a business combination, although there can be no assurance that the Company will be successful in effecting a business combination.

For the three months ended September 30, 2016 and 2015

Revenue

The Company had no revenue for the three months ended September 30, 2016 and 2015 respectively.

Operating Expenses

The following table presents our total operating expenses for the three months ended September 30, 2016 and 2015:

	Three months ended September 30,
	2016	2015
Edgar Filing Fees	$—	$1,149
Professional fees	717	11,400
Other general and administrative costs	158	1,865
Operating expenses	$875	$14,414

Operating expenses consist mostly of professional services fees which directly related to the maintenance of the corporate entity and the preparation and filing of reports with the Securities and Exchange Commission. The decrease in operating expenses in 2016 was mainly due to the Company not filing with the Securities and Exchange Commission in 2016.

Net loss per share for the three months ended September 30, 2016 and 2015 was approximately $(0.00) and $(0.00), respectively based on the weighted-average shares issued and outstanding.

It is anticipated that future operating expenses will increase as the Company complies with its periodic reporting requirements and effects a business combination, although there can be no assurance that the Company will be successful in effecting a business combination.

For the six month periods ended June 30, 2016 and 2015

Revenue

The Company had no revenue for the six month periods ended June 30, 2016 or 2015 respectively.

Operating Expenses

The following table presents our total operating expenses for the six months ended June 30, 2016 and 2015:

	Six months ended June 30
	2016	2015
Edgar Filing Fees	$—	$3,703
Professional fees	523	26,585
Other general and administrative costs	303	3,627
Operating expenses	$826	$33,915

Operating expenses consist mostly of professional services fees which directly related to the maintenance of the corporate entity and the preparation and filing of reports with the Securities and Exchange Commission. The decrease in operating expenses in 2016 was mainly due to the Company not filing with the Securities and Exchange Commission in 2016.

Net loss per share for the six months ended June 30, 2016 and 2015 was approximately $(0.00) and $(0.00), respectively based on the weighted-average shares issued and outstanding.

It is anticipated that future operating expenses will increase as the Company complies with its periodic reporting requirements and effects a business combination, although there can be no assurance that the Company will be successful in effecting a business combination.

For the three months ended June 30, 2016 and 2015

Revenue

The Company had no revenue for the three months ended June 30, 2016 and 2015 respectively.

Operating Expenses

The following table presents our total operating expenses for the three months ended June 30, 2016 and 2015:

	Three months ended June 30
	2016	2015
Edgar Filing Fees	$—	$3,703
Professional fees	111	8,925
Other general and administrative costs	151	1,809
Operating expenses	$262	$14.437

Operating expenses consist mostly of professional services fees which directly related to the maintenance of the corporate entity and the preparation and filing of reports with the Securities and Exchange Commission. The decrease in operating expenses in 2016 was mainly due to the Company not filing with the Securities and Exchange Commission in 2016.

Net loss per share for the three months ended June 30, 2016 and 2015 was approximately $(0.00) and $(0.00), respectively based on the weighted-average shares issued and outstanding.

It is anticipated that future operating expenses will increase as the Company complies with its periodic reporting requirements and effects a business combination, although there can be no assurance that the Company will be successful in effecting a business combination.

For the three months ended March 31, 2016 and 2015

Revenue

The Company had no revenue for the three months ended March 31, 2016 and 2015 respectively.

Operating Expenses

The following table presents our total operating expenses for the three months ended March 31, 2016 and 2015:

	Three months ended March 31
	2016	2015
Professional fees	$412	$17,660
Other general and administrative costs	152	1,818
Operating expenses	$564	$19,478

Operating expenses consist mostly of professional services. Professional services are comprised of outside legal, audit and accounting services. These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of reports with the Securities and Exchange Commission. The decrease in other general and administrative costs in 2016 was mainly due to the Company not filing with the Securities and Exchange Commission in 2016.

Net loss per share for the three months ended March 31, 2016 and 2015 was approximately $(0.00) and $(0.00), respectively based on the weighted-average shares issued and outstanding.

It is anticipated that future operating expenses will increase as the Company complies with its periodic reporting requirements and effects a business combination, although there can be no assurance that the Company will be successful in effecting a business combination.

Liquidity and Capital Resources

Since its inception, the Company has financed its cash requirements from the sale of common stock and advances from related parties. Uses of funds have included activities to establish our business, professional fees and other general and administrative expenses.

We believe the Company will need additional resources to implement its strategic objectives in upcoming quarters. Due to our lack of operating history, however, our auditors have stated their opinion that there currently exists substantial doubt about our ability to continue as a going concern. As of December 31, 2016 and 2015, the Company has an accumulated deficit of approximately $306,000 and $289,000, respectively. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

The ability of the Company to continue as a going concern is dependent upon, among other things, obtaining additional financing to continue its filings with the Securities and Exchange Commission in 2017. In response to this and other potential problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The following table provides detailed information about our net cash flow for years presented in this Report.

Cash Flow

	Year Ended December 31,
	2016	2015
Net cash used in operating activities	$(2,579)	$(9,736)
Net cash provided by investing activities	—	—
Net cash provided by financing activities	2,579	9,736
Net cash inflow (outflow)	$—	$—

Operating Activities

Cash used in operating activities for the year ended December 31, 2016, consisted of net loss as well as the effect of changes in working capital, as compared to 2015 was decreased by $7,157.  The decrease in cash used in operating activities was due to the decrease in net loss in 2016 of $62,121. This decrease was offset by the decrease in accounts payable and accrued expenses of $54,964.

Investing Activities

Net cash provided by our investing activities for the year ended December 31, 2016 and 2015 was $0.

Financing Activities

Net cash provided by our financing activities for the year ended December 31, 2016, as compared to 2015 was decreased by $7,157. This decrease was due to decrease in advance from Shareholder of $1,752 and a decrease in a loan from a related party of $5,405.

See Note L of the Notes to our Financial Statements included in this Annual Report on Form 10-K for information regarding the Company's private placements.

Pending our completion of a future potential business combination, we are not conducting any business activities. Our only operating activities are to comply with Securities and Exchange Commission reporting requirements and to seek to complete a business combination through the acquisition of, or merger with, an existing company seeking the perceived advantages of being a publicly traded corporation. We have no liquidity having loaned all of our cash to Coquí, the Shareholder, which was subsequently written off the books and recorded as a reduction to additional paid-in capital...

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

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements or reportable events required to be disclosed under Item 304(b) of Regulation S-K.

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

Management's Annual Report on Internal Control over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Management's assessment of the effectiveness of the Company's internal control over financial reporting is as of the years ended December 31, 2016 and 2015. As we are classified as a shell company and only have a sole officer and director, the Company's internal controls are deficient for the following reasons: (1) there are no entity level controls because there is only one person serving in the dual capacity of sole officer and sole director, (2) there are no segregation of duties as that same person approves and directs the payment of the Company's bills, and (3) there is no separate audit committee. As a result, the Company's internal controls have an inherent weakness which may increase the risks of errors in financial reporting under current operations and accordingly are deficient. Based on our evaluation, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2016 and 2015.

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

Item 9B.

Other Information

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

The directors and executive officers serving the Company are as follows:

Name	Age	Position Held and Tenure

Ms. Carmen I. Bigles	44	President, Chief Executive Officer,
		Chief Financial Officer, Secretary and Director

Biographical Information

Ms. Carmen I. Bigles has served as the Chief Executive Officer of Coquí Radio Pharmaceuticals, Corp., a Puerto Rican corporation and the Company's largest shareholder, since its inception in September 2009. From April 2006 until March 1, 2014, Ms. Carmen I. Bigles also served as the Chief Financial Officer and Administrator of Caribbean Radiation Oncology Center, a cancer treatment medical facility located in Puerto Rico. Prior to April 2006, Ms. Carmen I. Bigles worked as a design professor at the University of Miami and as a project coordinator with Gresham Smith and Partners. Ms. Carmen I. Bigles received a master's degree in Architecture and a master's degree in Suburb and Town Design from the University of Miami School of Architecture, and a bachelor's degree in Mathematics from the Interamerican University in Puerto Rico. Ms. Carmen I. Bigles is 44 years old. Ms. Carmen I. Bigles is sister of Mr. Burckhart, our former Chief Executive Officer.

Director Independence

Ms. Carmen I. Bigles, our sole director, is not independent in accordance with the listing standards of the NASDAQ Stock Exchange and the Securities and Exchange Commission.

Meetings and Committees of the Board

Our Board held no formal meetings during the fiscal years ended December 31, 2016 and 2015. We do not presently have a policy regarding director attendance at meetings.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors and person who own more than 10% of our common stock to file reports regarding ownership of and transactions in our securities with the Commission and to provide us with copies of those filings. Based solely on our review of the copies received by or a written representation from certain reporting persons, we believe that during the fiscal year ended December 31, 2016, all eligible persons were in compliance with the requirements of Section 16(a).

Conflicts of Interest

Ms. Carmen I. Bigles's family members serve as executive officers and directors of Coquí, the Company's largest shareholder, which beneficially owns approximately 99% of the Company's outstanding common stock as of the date of this Report. In addition, Ms. Carmen I. Bigles and her family members are Coquí shareholders. See "Item 10 - Directors, Executive Officers and Corporate Governance" above. Consequently, if, in the future, the interests of the Company conflict with the interests of Coquí, Ms. Carmen I. Bigles may not be able to serve the Company as Chief Executive Officer and director in an unbiased manner.

Involvement in Certain Material Legal Proceedings

None

Item 11.

Executive Compensation

The following information is related to the compensation paid, distributed or accrued by us to those persons serving as our Chief Executive Officer (principal executive officer) during 2016, consisting of our current Chief Executive Officer, Ms. Carmen I. Bigles. We refer to these persons as the "Named Executive Officers." During 2016, no other individual served as an executive officer, director, or employee of the Company.

No director had received any compensation from the Company. In future periods, the Company anticipates that it will pay compensation to its officer(s) and/or director(s).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Ms. Carmen I. Bigles,	2016	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
Principal Executive Officer	2015	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

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

	Shares Beneficially Owned (1)(2)
	Number of
Name and address	Shares	Percentage (3)

Coquí Radio Pharmaceutical, Corp. of 1172 South Dixie Highway, Suite 335, Coral Gables, FL 33146	9,947,490	99.0%

Carmen I. Bigles (4)	9,947,490	99.0%

All Current Directors and Executive Officers (1 person)	9,947,490	99.0%

———————

(1)	On June 5, 2017, there were 10,047,495 shares of our common stock outstanding and no shares of preferred stock issued and outstanding. We have no outstanding stock options.
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

(3)

In determining the percent of voting stock owned by a person on May 17, 2017 (a) the numerator is the number of shares of common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities, and (b) the denominator is the total of (i) the 10,047,495 shares of common stock outstanding on May 17, 2017, and (ii) any shares of common stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities. Neither the numerator nor the denominator includes shares which may be issued upon the exercise of any other options or the conversion of any other convertible securities.

(4)

Ms. Bigles is the Chief Executive Officer of Coquí Radio Pharmaceutical, Corp. and may be deemed to beneficially own the shares of the Company's stock held thereby. Ms. Bigles disclaims beneficial ownership of such shares except to the extent of her indirect pecuniary interest therein.

Changes in Control

The Company's business plan is to pursue a business combination through the acquisition of, or merger with, an existing company (which may include Coquí, the Shareholder) seeking the perceived advantages of being a publicly traded corporation. The Company is not restricting its potential target companies to any specific business, industry or geographical location. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

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

Item 14.

Principal Accounting Fees and Services

The Company paid or accrued the following fees in each of the prior two fiscal years to Salberg & Company, P.A, which served as the Company’s independent registered public accounting firm since March 6, 2014.

	Fiscal year ended December 31,
	2016	2015
1. Audit fees	$—	$13,500
2. Audit-related fees	—	—
3. Tax fees	—	—
4. All other fees	—	—
	$—	$13,500

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

None of Salberg & Company, P.A., while serving as the Company's independent registered public accounting firm during the periods specified above, engaged any other persons or firms other than that independent registered public accounting firm's full-time, permanent employees.

PART IV

Item 15.

Exhibits and Financial Statement Schedules –

Exhibit Number	Description

3.1	Articles of Incorporation of the Company (1)
3.2	Bylaws of the Company (1)
4.1	Form of Warrant Agreement (2)
10.1	Form of Subscription Agreement (3)
31.1	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer and Principal Financial and Accounting Officer
32.1	Section 1350 Certification
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

———————

(1)	Incorporated by reference to the Company's Registration Statement on Form 10 filed with the Securities and Exchange Commission on October 8, 2009.
(2)	Previously filed as Exhibit 10.2 to the Company's Form 10-Q filed May 15, 2015 and incorporated herein by reference.
(3)	Previously filed as Exhibit 10.1 to the Company's Form 8-K filed February 21, 2015 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMSA Crane Acquisition Corp.

Dated: June 13, 2017	/s/ Carmen I. Bigles
Carmen I. Bigles
Chief Executive Officer
President and Secretary (Principal Executive Officer and
Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates as indicated.

Dated: June 13, 2017	/s/ Carmen I. Bigles
Carmen I. Bigles
Director and Chief Executive Officer,
President and Secretary (Principal Executive Officer and
Principal Financial Officer and Principal Accounting Officer)

SMSA Crane Acquisition Corp.

Contents

Page

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements

Balance Sheets as of December 31, 2016 and 2015	F-3

Statements of Operations for each of the years ended December 31, 2016 and 2015	F-4

Statements of Changes in Stockholders' Deficit for each of the years ended December 31, 2016 and 2015	F-5

Statements of Cash Flows for each of the years ended December 31, 2016 and 2015	F-6

Notes to Financial Statements	F-7 – F-12

Heaton & Company, PLLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

SMSA Crane Acquisition Corp.

We have audited the accompanying balance sheets of SMSA Crane Acquisition Corp. (the Company) as of December 31, 2016 and 2015, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SMSA Crane Acquisition Corp. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note C to the financial statements, the Company has negative working capital and has not generated revenues to cover operating expenses.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note C.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Heaton & Company, PLLC

Farmington, Utah

June 7, 2017

SMSA Crane Acquisition Corp.

Balance Sheets

December 31, 2016 and 2015

	December 31,
	2016	2015
ASSETS
Current Assets
Cash on hand and in bank	$—	$—

Total Assets	$—	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$83,272	$69,319
Due to shareholder	155,670	153,091
Due to related party	5,405	5,405

Total Liabilities	244,347	227,815

Contingencies (Note J)

Stockholders' Deficit
Preferred stock - $0.001 par value, 10,000,000 shares authorized. None issued and outstanding	—	—
Common stock - $0.001 par value, 100,000,000 shares authorized. 11,663,448 shares issued and outstanding as of December 31, 2016 and 2015	11,664	11,664
Additional paid-in capital	49,546	49,546
Accumulated deficit	(305,557)	(289,025)

Total Stockholders' Deficit	(244,347)	(227,815)

Total Liabilities and Stockholders' Deficit	$—	$—

The accompanying notes are an integral part of these financial statements.

SMSA Crane Acquisition Corp.

Statements of Operations

Years ended December 31, 2016 and 2015

	2016	2015

Revenues	$—	$—

Operating expenses
Professional fees	12,870	66,103
Other general and administrative costs	3,662	12,550

Total operating expenses	16,532	78,653

Loss from operations	(16,532)	(78,653)

Provision for income taxes	—	—

Net Loss	$(16,532)	$(78,653)

Loss per weighted-average share of common stock outstanding, computed on net loss - basic and fully diluted	$(0.00)	$(0.01)

Weighted-average number of shares of common stock outstanding - basic and fully diluted	11,663,448	11,663,448

The accompanying notes are an integral part of these financial statements.

SMSA Crane Acquisition Corp.

Statement of Changes in Stockholders' Deficit

Years ended December 31, 2016 and 2015

			Additional
	Common Stock		paid-in	Accumulated
	Shares	Amount	capital	Deficit	Total
Balances at December 31, 2014	11,663,448	$11,664	$49,546	$(210,372)	$(149,162)

Net loss for the year	—	—	—	(78,653)	(78,653)
Balances at December 31, 2015	11,663,448	$11,664	$49,546	$(289,025)	$(227,815)

Net loss for the year	—	—	—	(16,532)	(16,532)
Balances at December 31, 2016	11,663,448	$11,664	$49,546	$(305,557)	$(244,347)

The accompanying notes are an integral part of these financial statements.

SMSA Crane Acquisition Corp.

Statement of Cash Flows

Years ended December 31, 2016 and 2015

	2016	2015
Cash Flows from Operating Activities:
Net loss for the year	$(16,532)	$(78,653)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating working capital items:
Increase in accounts payable and accrued expenses	13,953	68,917
Net Cash Used in Operating Activities	(2,579)	(9,736)

Cash Flows from Financing Activities:
Advance from shareholder	2,579	4,331
Advance from related party	—	5,405
Net Cash Provided by Financing Activities	2,579	9,736

Decrease in Cash	—	—
Cash at beginning of year	—	—
Cash at end of year	$—	$—

Supplemental Disclosure of Interest and Income Taxes Paid:
Interest paid during the year	$—	$—
Income taxes paid during the year	$—	$—

The accompanying notes are an integral part of these financial statements.

SMSA Crane Acquisition Corp.

Notes to Financial Statements

December 31, 2016 and 2015

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

The Company was contemplating a possible merger with Coquí. The Company's business plan is now to pursue a business combination through the acquisition of, or merger with another existing company seeking the perceived advantages of being a publicly traded corporation. The Company is not restricting its potential target companies to any specific business, industry or geographical location. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

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

Note C – Going Concern

We have incurred recurring losses since inception and expect to continue to incur losses as a result of legal and professional fees and our corporate general and administrative expenses. Our net losses incurred for the year ended December 31, 2016 and 2015, amounted to approximately $17,000 and $79,000, respectively, and working capital (deficits) was approximately $(244,000) and $(228,000), respectively, at December 31, 2016 and 2015. As a result, there is substantial doubt about our ability to continue as a going concern. In the event that we are unable to generate sufficient cash from related parties or raise additional funds from investors, we may be required to delay, reduce or severely curtail our filings with the Securities and Exchange Commission, which could have a material adverse effect on our financial condition and long-term prospects to find a merger candidate. The Company expects to seek to obtain additional funding through future equity issuances. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

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

As of December 31, 2016, the Company had no outstanding stock warrants, options or convertible securities which could be considered dilutive for purposes of the loss per share calculation. At December 31, 2016 there were 151,300 outstanding common stock warrants, which were issued to Pariter as placement agent to purchase shares of common stock of the Company in 2014 (see Note L), which could dilute future earnings per share.

Recently Adopted Accounting Pronouncements

Going Concern

ASU 2014-15 – “Presentation of Financial Statements—Going Concern—Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).” In August 2014, FASB issued guidance that requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The updated accounting guidance was effective for the Company on December 31, 2016. We have implemented this new accounting standard and we will update our liquidity disclosures as necessary.

Recent Accounting Pronouncements

Recently-Issued Accounting Standards: Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Income Taxes

In October 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory ("ASU 2016-16"), which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-06 will be effective for the Company in its first quarter of 2019. The Company is currently evaluating the impact of adopting ASU 2016-16 on its financial statements.

Note E - Fair Value of Financial Instruments and fair value measurements

The carrying amount of cash, accounts payable and accrued expenses and due to stockholder, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

The carrying amount of due to the Shareholder and accrued liabilities, as applicable, approximates fair value due to the short-term nature of these items. The fair value of the related party notes payable cannot be determined because of the Company's affiliation with the parties with whom the agreements exist. The use of different assumptions or methodologies may have a material effect on the estimates of fair values.

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

Note F - Distribution to Shareholder and Related Party Transactions

The Company has distributed all of the net proceeds of its private placements to Coquí, which advances have not been documented by any loan agreements or notes. Additionally, the Company's former Chief Executive Officer, who is the brother of the Company's current Chief Executive Officer, was a principal of Pariter which raised capital in the private placements and has received compensation directly from the private placement fees. See Note L.

In 2014, the Company has distributed $4,754,961 of the net proceeds from the sales of its common stock in its private placements to Coquí,  which was recorded as distribution to shareholder.

Halter Financial Group, Inc., pursuant to the Plan, managed the $1,000 in cash transferred from the bankruptcy creditor's trust on our behalf until exhausted and contributed additional monies through September 16, 2013 (the date of sale of shares of common stock to Coquí, (see Note A) to support our operations. These amounts have been reflected as a component of additional paid-in capital in the accompanying balance sheets.

Note G - Due to Shareholder

As of December 31, 2016 and December 31, 2015, the Company owes $155,670 and $153,091, respectively, to Coquí, the principal shareholder of the Company, for the funding of its current operating expenses. The amount owing is unsecured, non-interest bearing, and due on demand.

Note H - Due to Related Party

As of December 31, 2016 and December 31, 2015, the Company owes $5,405 and $5,405, respectively, to Ms. Carmen I. Bigles, our Chief Executive Officer and sole director of the Company, for the funding of its current operating expenses. The amount owing is unsecured, non-interest bearing, and due on demand.

Note I - Concentration of Credit Risk

At times cash deposited with financial institutions may exceed federally insured limits. The Company has not experienced any losses in such accounts through December 31, 2016.

Note J - Contingencies

The Company was contemplating a possible merger by the Company and Coquí, The Company's business plan is now to pursue a business combination through the acquisition of, or merger with, an existing company seeking the perceived advantages of being a publicly traded corporation.

Coquí,  has informed the Company that Coquí is evaluating various strategic alternatives, which may include the eventual sale of Coquí’s interest in the Company to one or more third parties that would be expected to seek a merger with the Company. Until such time as Coquí, finds a merger candidate, the Company’s ability to pursue a business combination will be limited. The timing of any such determination by Coquí,  is uncertain. No assurances can be given that the Company will be successful in pursuing a business combination in the near future or at all.

Note K - Income Taxes

The components of income tax (benefit) expense for each of the years ended December 31, 2016 and 2015 are as follows:

Year ended
December 31,
	2016	2015
Federal:
Current	$—	$—
Deferred	—	—
	—	—
State:
Current	—	—
Deferred	—	—
	—	—
Total	$—	$—

As of December 31, 2016 and 2015, the Company has a net operating loss carryforward of approximately $306,000 and $289,000, respectively, to offset future taxable income. The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code. Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than a 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax expense (benefit) for each of the years ended December 31, 2016 and 2015 varied from the statutory rate of 34% as follows:

	Year ended
	December 31,
	2016	2015

Statutory rate applied to income before income taxes	$(6,000)	$(27,000)
Increase (decrease) in income taxes resulting from:
State income taxes	—	—
Other, including reserve for deferred tax asset and application of net operating loss carryforward	6,000	27,000
Income tax expense	$—	$—

The Company's only temporary difference due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, as of December 31, 2016 and 2015, respectively, relate solely to the Company's net operating loss carryforward(s). This difference gives rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of December 31, 2016 and 2015, respectively:

	December 31,
	2016	2015
Deferred tax assets
Net operating loss carryforwards	$104,000	$98,000
Less valuation allowance	(104,000)	(98,000)
Net Deferred Tax Asset	$—	$—

During the each of the years ended December 31, 2016 and 2015, respectively, the valuation allowance for the deferred tax asset increased by approximately $6,000 and $27,000, respectively. Open tax years that are subject to IRS examination start from 2013.

Note L- Stockholders' Equity

Pursuant to our Articles of Incorporation, our board has the authority, without further stockholder approval, to provide for the issuance of up to 10,000,000 shares of our preferred stock in one or more series and to determine the dividend rights, conversion rights, voting rights, rights in terms of redemption, liquidation preferences, the number of shares constituting any such series and the designation of such series. Our board has the power to afford preferences, powers and rights (including voting rights) to the holders of any preferred stock preferences, such rights and preferences being senior to the rights of holders of common stock. There were no preferred shares issued and outstanding at December 31, 2016 and 2015. There were 11,663,448 shares of common stock issued and outstanding at December 31, 2016 and 2015.

Private Placement Closing – February 14, 2014

On February 14, 2014, the Company closed on the sale of 927,000 shares of common stock at $3.31 per share, the minimum amount offered, in a private placement to accredited investors for gross proceeds of $3,068,370. Pariter, acting as placement agent, was issued 92,700 five-year warrants exercisable at $3.31 per share. The valuation of the warrants issued to Pariter was approximately $84,000 using the Black Scholes valuation model. The assumptions used in the Black Scholes valuation model to value these warrants were: a stock price and exercise price of $3.31; a risk free interest rate of 1.5%; volatility factor, derived by using comparable public companies in the same industry, of 28% and an expected term of 5 years.

Private Placement Closing - April 28, 2014

On April 28, 2014 the Company closed on the sale of 368,000 shares of common stock at $3.31 per share in a private placement to accredited investors for gross proceeds of $1,218,080. Pariter, acting as placement agent, was issued 36,800 five-year warrants exercisable at $3.31 per share. The valuation of the warrants issued to Pariter was approximately $34,000 using the Black Scholes valuation model. The assumptions used in the Black Scholes valuation model to value these warrants were: a stock price and exercise price of $3.31; a risk free interest rate of 1.73%; a volatility factor, derived by using comparable public companies in the same industry, of 28% and an expected term of 5 years. All funds received by the Company have been distributed to Coquí in 2014.

Private Placement Closing - August 25, 2014

On August 25, 2014, SMSA Crane closed on the sale of 171,000 shares of common stock at $3.31 per share in a private placement to accredited investors for gross proceeds of $566,010. Pariter, acting as placement agent, was issued 17,100 five-year warrants exercisable at $3.31 per share. The valuation of the warrants issued to Pariter was approximately $16,000 using the Black Scholes valuation model. The assumptions used in the Black Scholes valuation model to value these warrants were: a stock price and exercise price of $3.31; a risk free interest rate of 1.69%; a volatility factor, derived by using comparable public companies in the same industry, of 28% and an expected term of 5 years. All funds received by the Company have been distributed loaned to Coquí, in 2014.

Private Placement Closing – December 9, 2014

On December 9, 2014, SMSA Crane closed on the sale of 47,000 shares of common stock at $3.31 per share in a private placement to accredited investors for gross proceeds of $155,570. Pariter, acting as placement agent, was also issued 4,700 five-year warrants exercisable at $3.31 per share. The valuation of the warrants issued to Pariter was approximately $4,000 using the Black Scholes valuation model. The assumptions used in the Black Scholes valuation model to value these warrants were: a stock price and exercise price of $3.31; a risk free interest rate of 1.63%; a volatility factor, derived by using comparable public companies in the same industry, of 28% and an expected term of 5 years. All funds received by the Company have been distributed to Coquí, in 2014.

Stock Warrants

The following table summarizes all warrant activity:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2014	151,300	$3.31	4.26	—
Granted	—	—	—	—
Exercised	—	—	—	—

Outstanding at December 31, 2015	151,300	$3.31	3.26	—

Granted	—	—	—	—
Exercised	—	—	—	—

Outstanding at December 31, 2016	151,300	$3.31	2.25	—

Exercisable at December 31, 2016	151,300	$3.31	2.25	—

Note M- Subsequent Events

During the period from January 2017 to March, 2017, Coqui entered into an Exchange Agreement with 48 investors (“Coqui Shareholders”) who previously acquired shares of common stock, par value of $0.001 per share of our Company (the “SMSA Crane Shares”), in a private placement from SMSA Crane, at a price of $3.31 per share. The 48 investors agreed to exchange their SMSA Crane Shares for an equal value of shares of Coqui’s common stock, par value $0.1 per share (the “Coqui Shares”), and Coqui agreed to proceed with the proposed exchange. As a result, 1,663,443 SMSA Crane Shares and 151,300 warrants issued to the placement agent were exchanged for Coqui Shares and warrants and were cancelled.

On April 5, 2017, the Board of Directors approved the cancellation of 1,611,743 SMSA Crane Shares held by the Coqui Shareholders and the cancellation of 51,700 SMSA Crane Shares that were issuable to three Coqui Shareholders but that were not yet issued and recorded as outstanding by the Company’s transfer agent as of the date of the Exchange Agreement.

On May 16, 2017, the Board of Directors approved the issuance of 47,490 shares of its common shares to Coquí, based on the private placement share price of $3.31 in satisfaction for the total outstanding debt owed to Coqui of $157,195.

As of the date of this filing, the number of outstanding common shares of SMSA Crane was 10,047,495 common shares and the number of stock warrants outstanding was zero, after the stock and warrant exchanges with Coqui, and Pariter, as disclosed above.

SMSA Crane Acquisition Corp.

SMSA Crane Acquisition Corp.

Condensed Balance Sheets

	September 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current Assets
Cash on hand and in bank	$—	$—

Total Assets	$—	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$68,441	$69,319
Due to shareholder	155,670	153,091
Due to related Party	5,405	5,405

Total Liabilities	229,516	227,815

Contingencies (Note J)

Stockholders' Deficit
Preferred stock - $0.001 par value, 10,000,000 shares authorized. None issued and outstanding	—	—
Common stock - $0.001 par value, 100,000,000 shares authorized. 11,663,448 shares issued and outstanding at September 30, 2016 and December 31, 2015	11,664	11,664
Additional paid-in capital	49,546	49,546
Accumulated deficit	(290,726)	(289,025)

Total Stockholders' Deficit	(229,516)	(227,815)

Total Liabilities and Stockholders' Deficit	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

SMSA Crane Acquisition Corp.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Revenues	$—	$—	$—	$—

Operating expenses
Edgar filing fees	—	1,149	—	4,852
Professional fees	717	11,400	1,240	37,985
Other general and administrative costs	158	1,865	461	5,492
Total operating expenses	875	14,414	1,701	48,329

Loss from operations	(875)	(14,414)	(1,701)	(48,329)
Provision for income taxes	—	—	—	—
Net Loss	$(875)	$(14,414)	$(1,701)	$(48,329)

Loss per weighted-average share of common stock outstanding, computed on net loss - basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted-average number of shares of common stock outstanding - basic and fully diluted	11,663,448	11,663,448	11,663,448	11,663,448

The accompanying notes are an integral part of these condensed financial statements.

SMSA Crane Acquisition Corp.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Cash Flows from Operating Activities:
Net loss	$(1,701)	$(48,329)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating working capital items:
Increase (decrease) in Accounts payable	(878)	42,979
Net Cash Used in Operating Activities	$(2,579)	$(5,350)

Cash Flows from Investing Activities:	$—	$—

Cash Flows from Financing Activities:
Advance from Shareholder	2,579	5,350
Net Cash Provided by Financing Activities	$2,579	$5,350

Increase in Cash	—	—
Cash at beginning of period	—	—
Cash at end of period	$—	$—

Supplemental Disclosure of Interest and Income Taxes Paid:
Interest paid during the period	$—	$—
Income taxes paid during the period	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

SMSA Crane Acquisition Corp.

Condensed Balance Sheets

	June 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current Assets
Cash on hand and in bank	$—	$—

Total Assets	$—	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$68,665	$69,319
Due to shareholder	154,571	153,091
Due to related party	5,405	5,405

Total Liabilities	228,641	227,815

Contingencies (Note J)

Stockholders' Deficit
Preferred stock - $0.001 par value, 10,000,000 shares authorized. None issued and outstanding	—	—
Common stock - $0.001 par value, 100,000,000 shares authorized. 11,663,448 shares issued and outstanding at June 30, 2016 and December 31, 2015	11,664	11,664
Additional paid-in capital	49,546	49,546
Accumulated deficit	(289,851)	(289,025)

Total Stockholders' Deficit	(228,641)	(227,815)

Total Liabilities and Stockholders' Deficit	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

SMSA Crane Acquisition Corp.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Revenues	$—	$—	$—	$—

Operating expenses
Edgar filing fees	—	3,703	—	3,703
Professional fees	111	8,925	523	26,585
Other general and administrative costs	151	1,809	303	3,627
Total operating expenses	262	14,437	826	33,915

Loss from operations	(262)	(14,437)	(826)	(33,915)
Provision for income taxes	—	—	—	—
Net Loss	$(262)	$(14,437)	$(826)	$(33,915)

Loss per weighted-average share of common stock outstanding, computed on net loss - basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted-average number of shares of common stock outstanding - basic and fully diluted	11,663,448	11,663,448	11,663,448	11,663,448

The accompanying notes are an integral part of these condensed financial statements.

SMSA Crane Acquisition Corp.

Condensed Statement of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2016	2015
Cash Flows from Operating Activities:
Net loss	$(826)	$(33,915)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating working capital items:
Increase (decrease) in Accounts payable	(654)	26,882
Net Cash Used in Operating Activities	$(1,480)	$(7,033)

Cash Flows from Investing Activities:	$—	$—

Cash Flows from Financing Activities:
Advance from (repayment to) shareholder	1,480	7,033
Net Cash Provided by Financing Activities	$1,480	$7,033

Increase in Cash	—	—
Cash at beginning of period	—	—
Cash at end of period	$—	$—

Supplemental Disclosure of Interest and Income Taxes Paid:
Interest paid during the period	$—	$—
Income taxes paid during the period	$—	$—

Supplemental Disclosure of Non-Cash Flow Financing Activities:
Reclassification of amount due to shareholder to accounts payable	$—	$8,410

The accompanying notes are an integral part of these condensed financial statements.

SMSA Crane Acquisition Corp.

Condensed Balance Sheets

	March 31,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current Assets
Cash on hand and in bank	$—	$—

Total Assets	$—	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$69,015	$69,319
Due to shareholder	153,959	153,091
Due to related party	5,405	5,405

Total Liabilities	228,379	227,815

Contingencies (Note J)

Stockholders' Deficit
Preferred stock - $0.001 par value, 10,000,000 shares authorized. None issued and outstanding	—	—
Common stock - $0.001 par value, 100,000,000 shares authorized. 11,663,448 shares issued and outstanding at March 31, 2016 and December 31, 2015	11,664	11,664
Additional paid-in capital	49,546	49,546
Accumulated deficit	(289,589)	(289,025)

Total Stockholders' Deficit	(228,379)	(227,815)

Total Liabilities and Stockholders' Deficit	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

SMSA Crane Acquisition Corp.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015

Revenues	$—	$—

Operating expenses
Professional fees	412	17,660
Other general and administrative costs	152	1,818
Total operating expenses	564	19,478

Loss from operations	(564)	(19,478)
Provision for income taxes	—	—
Net Loss	$(564)	$(19,478)

Loss per weighted-average share of common stock outstanding, computed on net loss - basic and fully diluted	$(0.00)	$(0.00)

Weighted-average number of shares of common stock outstanding - basic and fully diluted	11,663,448	11,663,448

The accompanying notes are an integral part of these condensed financial statements.

SMSA Crane Acquisition Corp.

Condensed Statement of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Cash Flows from Operating Activities:
Net loss	$(564)	$(19,478)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating working capital items:
Increase (decrease) in Accounts payable	(304)	—
Net Cash Used in Operating Activities	$(868)	$(19,478)

Cash Flows from Investing Activities:	$—	$—

Cash Flows from Financing Activities:
Advance from (repayment to) shareholder	868	19,478
Net Cash Provided by Financing Activities	$868	$19,478

Increase in Cash	—	—
Cash at beginning of period	—	—
Cash at end of period	$—	$—

Supplemental Disclosure of Interest and Income Taxes Paid:
Interest paid during the period	$—	$—
Income taxes paid during the period	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

SMSA Crane Acquisition Corp.

Notes to Financial Statements (Unaudited)

September 30, 2016, June 30, 2016 and March 31, 2016

Note A - Basis of presentation, Background and Description of Business

Basis of presentation

The accompanying unaudited condensed financial statements of SMSA Crane Acquisition Corp. have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited financial statements for the year ended December 31, 2015, included in these Annual Report on Form 10-K for the year ended December 31, 2015.

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

The Company was contemplating a possible merger with Coquí,. The Company's business plan is now to pursue a business combination through the acquisition of, or merger with, an existing company seeking the perceived advantages of being a publicly traded corporation. The Company is not restricting its potential target companies to any specific business, industry or geographical location. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

Coquí’s Current Operating Status

As of the date of this filing, there is currently substantial doubt about Coquí’s ability to continue as a going concern. Coquí has limited its operations in 2016 due to its inability to raise the required working capital needed to fund its operations and as of the date of this filing, its operations are inactive. Coquí’s management is seeking to raise the additional working capital required to carry out its business plan. There can be no assurance that Coquí will be able to obtain the additional funding required through the sales of additional debt or equity securities or that such funding, if available, will be obtained on terms favorable to Coquí.

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

Note C – Going Concern

We have incurred recurring losses since inception and expect to continue to incur losses as a result of legal and professional fees and our corporate general and administrative expenses. Our net losses incurred for the nine months ended September 30, 2016 and 2015, amounted to approximately $2,000, and $48,000, respectively, and working capital (deficits) was approximately $(230,000), and $(228,000), respectively, at September 30, 2016 and December 31, 2015. As a result, there is substantial doubt about our ability to continue as a going concern. In the event that we are unable to generate sufficient cash from our operating activities or raise additional funds, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our business, operating results, financial condition and long-term prospects. The Company expects to seek to obtain additional funding through future equity issuances. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

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

As of September 30, 2016, June 30, 2016, March 31, 2016, and December 31, 2015, the Company had no outstanding stock warrants, options or convertible securities which could be considered dilutive for purposes of the loss per share calculation. As of September 30, 2016, June 30, 2016, March 31, 2016, and December 31, 2015, there were 151,300 outstanding common stock warrants which were issued to Pariter to purchase shares of common stock of the Company in 2014 (see Note K), which could dilute future earnings per share.

Recently Adopted Accounting Pronouncements

Going Concern

ASU 2014-15 – “Presentation of Financial Statements—Going Concern—Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).” In August 2014, FASB issued guidance that requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The updated accounting guidance was effective for the Company on December 31, 2016. We have implemented this new accounting standard and we will update our liquidity disclosures as necessary.

Recent Accounting Pronouncements

Recently-Issued Accounting Standards: Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Income Taxes

In October 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory ("ASU 2016-16"), which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-06 will be effective for the Company in its first quarter of 2019. The Company is currently evaluating the impact of adopting ASU 2016-16 on its consolidated financial statements.

Note E - Fair Value of Financial Instruments and fair value measurements

The carrying amount of cash, accounts payable and accrued expenses and due to stockholder, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

The carrying amount of due to the shareholder and accrued liabilities, as applicable, approximates fair value due to the short-term nature of these items. The fair value of the related party notes payable cannot be determined because of the Company's affiliation with the parties with whom the agreements exist. The carrying approximates its fair value at March 31, 2016, June 30, 2016, September 30, 2016. The use of different assumptions or methodologies may have a material effect on the estimates of fair values.

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

Note F - Distribution to Shareholder and Related Party Transactions

The Company has distributed all of the net proceeds of its private placements to Coquí, which advances have not been documented by any loan agreements or notes. Additionally, the Company's former Chief Executive Officer, who is the brother of the Company's current Chief Executive Officer, was a principal of Pariter which raised capital in the private placements and has received compensation directly from the private placement fees. See Note K.

In 2014, the Company has distributed $4,754,961 of the net proceeds from the sales of its common stock in its private placements to Coquí, which was recorded as distribution to shareholder of additional paid-in capital on the accompanying balance sheet.

Halter Financial Group, Inc., pursuant to the Plan, managed the $1,000 in cash transferred from the bankruptcy creditor's trust on our behalf until exhausted and contributed additional monies through September 16, 2013 (the date of sale of shares of common stock to Coquí, (see Note A) to support our operations. These amounts have been reflected as a component of additional paid-in capital in the accompanying balance sheets.

Note G - Due to Shareholder

As of September 30, 2016, June 30, 2016, March 31, 2016 and December 31, 2015, the Company owes $155,670, $154,571, $153,959 and $153,091, respectively, to Coquí, the principal shareholder of the Company, for the funding of its current operating expenses. The amount owing is unsecured, non-interest bearing, and due on demand.

Note H - Due to Related Party

As of September 30, 2016, June 30, 2016, March 31, 2016 and December 31, 2015, the Company owes $5,405 to Ms. Carmen I. Bigles, our Chief Executive Officer and sole Director of the Company, for the funding of its current operating expenses. The amount owing is unsecured, non-interest bearing, and due on demand.

Note I - Concentration of Credit Risk

At times cash deposited with financial institutions may exceed federally insured limits. The Company has not experienced any losses in such accounts through September 30, 2016.

Note J - Contingencies

The Company was contemplating a possible merger by the Company and Coquí. The Company's business plan is now to pursue a business combination through the acquisition of, or merger with, an existing company seeking the perceived advantages of being a publicly traded corporation.

Coquí has informed the Company that Coquí is evaluating various strategic alternatives, which may include a merger with the Company or the eventual sale of Coquí’s interest in the Company to one or more third parties that would be expected to seek a merger with the Company. Until such time as Coquí determines a course of action, the Company’s ability to pursue a business combination will be limited. The timing of any such determination by Coquí is uncertain. No assurances can be given that the Company will be successful in pursuing a business combination in the near future or at all.

Note K - Stockholders' Equity

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

There were no preferred shares issued and outstanding at September 30, 2016, June 30, 2016, March 31, 2016 and December 31, 2015. There were 11,663,448 shares of common stock issued and outstanding as of September 30, 2016, June 30, 2016, March 31, 2016 and December 31, 2015.

Private Placement Closing – February 14, 2014

On February 14, 2014, the Company closed on the sale of 927,000 shares of common stock at $3.31 per share, the minimum amount offered, in a private placement to accredited investors for gross proceeds of $3,068,370. Pariter, acting as placement agent, was issued 92,700 five-year warrants exercisable at $3.31 per share. The valuation of the warrants issued to Pariter was approximately $84,000 using the Black Scholes valuation model. The assumptions used in the Black Scholes valuation model to value these warrants were: a stock price and exercise price of $3.31; a risk free interest rate of 1.5%; volatility factor, derived by using comparable public companies in the same industry, of 28% and an expected term of 5 years.

Private Placement Closing - April 28, 2014

On April 28, 2014 the Company closed on the sale of 368,000 shares of common stock at $3.31 per share in a private placement to accredited investors for gross proceeds of $1,218,080. Pariter, acting as placement agent, was issued 36,800 five-year warrants exercisable at $3.31 per share. The valuation of the warrants issued to Pariter was approximately $34,000 using the Black Scholes valuation model. The assumptions used in the Black Scholes valuation model to value these warrants were: a stock price and exercise price of $3.31; a risk free interest rate of 1.73%; a volatility factor, derived by using comparable public companies in the same industry, of 28% and an expected term of 5 years. All funds received by the Company have been distributed to Coquí in 2014.

Private Placement Closing - August 25, 2014

On August 25, 2014, SMSA Crane closed on the sale of 171,000 shares of common stock at $3.31 per share in a private placement to accredited investors for gross proceeds of $566,010. Pariter, acting as placement agent, was issued 17,100 five-year warrants exercisable at $3.31 per share. The valuation of the warrants issued to Pariter was approximately $16,000 using the Black Scholes valuation model. The assumptions used in the Black Scholes valuation model to value these warrants were: a stock price and exercise price of $3.31; a risk free interest rate of 1.69%; a volatility factor, derived by using comparable public companies in the same industry, of 28% and an expected term of 5 years. All funds received by the Company have been distributed loaned to Coquí in 2014.

Private Placement Closing – December 9, 2014

On December 9, 2014, SMSA Crane closed on the sale of 47,000 shares of common stock at $3.31 per share in a private placement to accredited investors for gross proceeds of $155,570. Pariter, acting as placement agent, was also issued 4,700 five-year warrants exercisable at $3.31 per share. The valuation of the warrants issued to Pariter was approximately $4,000 using the Black Scholes valuation model. The assumptions used in the Black Scholes valuation model to value these warrants were: a stock price and exercise price of $3.31; a risk free interest rate of 1.63%; a volatility factor, derived by using comparable public companies in the same industry, of 28% and an expected term of 5 years. All funds received by the Company have been distributed to Coquí in 2014.

Stock Warrants

The following table summarizes all warrant activity:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2015	151,300	$3.31	3.26	—
Granted	—	—	—	—
Exercised	—	—	—	—
Outstanding at September 30, 2016	151,300	$3.31	2.51	—

Exercisable at September 30, 2016	151,300	$3.31	2.51	—

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2015	151,300	$3.31	3.26	—
Granted	—	—	—	—
Exercised	—	—	—	—
Outstanding at June 30, 2016	151,300	$3.31	2.76	—

Exercisable at June 30, 2016	151,300	$3.31	2.76	—

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2015	151,300	$3.31	3.26	—
Granted	—	—	—	—
Exercised	—	—	—	—
Outstanding at March 31, 2016	151,300	$3.31	3.01	—

Exercisable at March 31, 2016	151,300	$3.31	3.01	—

Note L - Subsequent Events

During the period from January 2017 to March, 2017, Coqui entered into an Exchange Agreement with 48 investors (“Coqui Shareholders”) who previously acquired shares of common stock, par value of $0.001 per share of our Company (the “SMSA Crane Shares”), in a private placement from SMSA Crane, at a price of $3.31 per share. The 48 investors agreed to exchange their SMSA Crane Shares for an equal value of shares of Coqui’s common stock, par value $0.1 per share (the “Coqui Shares”), and Coqui agreed to proceed with the proposed exchange. As a result, 1,663,443 SMSA Crane Shares and 151,300 warrants issued to the placement agent were exchanged for Coqui Shares and warrants and were cancelled.

On April 5, 2017, the Board of Directors approved the cancellation of 1,611,743 SMSA Crane Shares held by the Coqui Shareholders and the cancellation of 51,700 SMSA Crane Shares that were issuable to three Coqui Shareholders but that were not yet issued and recorded as outstanding by the Company’s transfer agent as of the date of the Exchange Agreement.

On May 16, 2017, the Board of Directors approved the issuance of 47,490 shares of its common shares to Coquí, based on the private placement share price of $3.31 in satisfaction for the total debt owed to Coqui of $157,195.

As of the date of this filing, the number of outstanding common shares of SMSA Crane was 10,047,495 common shares and the number of stock warrants outstanding was zero, after the stock and warrant exchanges with Coqui and Pariter, as disclosed above.