Form 10-Q
period 2017-03-31
SMSA CRANE ACQUISITION CORP.
filed 2017-06-13
CIK 1473287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017

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

________________________________________________________

(Former Name, Former Address and Former Fiscal Year if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐ Non-Accelerated Filer ☐	Accelerated Filer ☐ Smaller reporting company ☑
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑  No ☐

The number of shares outstanding of each of the issuer’s classes of common equity, as of June 5, 2017 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	10,047,495

SMSA CRANE ACQUISITION CORP.

UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2017 AND 2016

SIGNATURES	15

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

SMSA Crane Acquisition Corp.

Condensed Balance Sheets

	March 31,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current Assets
Cash on hand and in bank	$—	$—

Total Assets	$—	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$81,352	$83,272
Due to shareholder	157,195	155,670
Due to related party	6,618	5,405

Total Liabilities	245,165	244,347

Contingencies (Note J)

Stockholders' Deficit
Preferred stock - $0.001 par value, 10,000,000 shares authorized. None issued and outstanding	—	—
Common stock - $0.001 par value, 100,000,000 shares authorized. 11,663,448 shares issued and outstanding as of March 31, 2017 and December 31, 2016	11,664	11,664
Additional paid-in capital	49,546	49,546
Accumulated deficit	(306,375)	(305,557)

Total Stockholders' Deficit	(245,165)	(244,347)

Total Liabilities and Stockholders' Deficit	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

SMSA Crane Acquisition Corp.

Condensed Statements of Operations

 (Unaudited)

	Three months ended March 31,
	2017	2016

Revenues	$—	$—

Operating expenses
Professional fees	—	412
Other general and administrative costs	818	152

Total operating expenses	818	564

Loss from operations	(818)	(564)

Provision for income taxes	—	—

Net Loss	$(818)	$(564)

Loss per weighted-average share of common stock outstanding, computed on net loss – basic and fully diluted	$(0.00)	$(0.01)

Weighted-average number of shares of common stock outstanding – basic and fully diluted	11,663,448	11,663,448

The accompanying notes are an integral part of these condensed financial statements.

SMSA Crane Acquisition Corp.

Condensed Statement of Cash Flows

 (Unaudited)

	Three months ended March 31,
	2017	2016
Cash Flows from Operating Activities:
Net loss for the year	$(818)	$(564)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating working capital items:
Decrease in Accounts payable and accrued expenses	(1,920)	(304)
Net Cash Used in Operating Activities	(2,738)	(868)

Cash Flows from Financing Activities:
Advance from shareholder	1,525	868
Advance from related party	1,213	—
Net Cash Provided by Financing Activities	2,738	868

Decrease in Cash	—	—
Cash at beginning of period	—	—
Cash at end of period	$—	$—

Supplemental Disclosure of Interest and Income Taxes Paid:
Interest paid during the period	$—	$—
Income taxes paid during the period	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

SMSA Crane Acquisition Corp.

Notes to Condensed Financial Statements

March 31, 2017

Note A - Basis of presentation, Background and Description of Business

Basis of presentation

The accompanying unaudited condensed financial statements of SMSA Crane Acquisition Corp. have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited financial statements for the year ended December 31, 2016, included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Note C – Going Concern

We have incurred recurring losses since inception and expect to continue to incur losses as a result of legal and professional fees and our corporate general and administrative expenses. Our net losses incurred for the three months ended March 31, 2017 and 2016, amounted to approximately $820 and $560, respectively, and working capital (deficits) was approximately $(245,000) and $(244,000), respectively, at March 31, 2017 and December 31, 2016. As a result, there is substantial doubt about our ability to continue as a going concern. In the event that we are unable to generate sufficient cash from our operating activities or raise additional funds, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our business, operating results, financial condition and long-term prospects. The Company expects to seek to obtain additional funding through future equity issuances. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

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

As of March 31, 2017, the Company had no outstanding stock warrants, options or convertible securities which could be considered dilutive for purposes of the loss per share calculation. At March 31, 2017 there were 151,300 outstanding common stock warrants, which could dilute future earnings per share.

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

The carrying amount of due to the shareholder and accrued liabilities, as applicable, approximates fair value due to the short-term nature of these items. The fair value of the related party notes payable cannot be determined because of the Company's affiliation with the parties with whom the agreements exist. The carrying amount approximates its fair value at March 31, 2017 and December 31, 2016. The use of different assumptions or methodologies may have a material effect on the estimates of fair values.

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

Note F - Distribution to Shareholder and Related Party Transactions

The Company has distributed all of the net proceeds of its private placements to Coquí, the Shareholder, which advances have not been documented by any loan agreements or notes. Additionally, the Company's former Chief Executive Officer, who is the brother of the Company's current Chief Executive Officer, was a principal of Pariter which raised capital in the private placements and has received compensation directly from the private placement fees. See Note L.

In 2014, the Company has distributed $4,754,961 of the net proceeds from the sales of its common stock in its private placements to Coquí, which was recorded as distribution to shareholder of additional paid-in capital.

Halter Financial Group, Inc., pursuant to the Plan, managed the $1,000 in cash transferred from the bankruptcy creditor's trust on our behalf until exhausted and contributed additional monies through September 16, 2013 (the date of sale of shares of common stock to Coquí, (see Note A) to support our operations.

Note G - Due to Shareholder

As of March 31, 2017 and December 31, 2016, the Company owes $157,195 and $155,670, respectively, to Coquí, the principal shareholder of the Company, for the funding of its current operating expenses. The amount owing is unsecured, non-interest bearing, and due on demand.

Note H - Due to Related Party

As of March 31, 2017 and December 31, 2015, the Company owes $6,618 and $5,405, respectively, to Ms. Carmen I. Bigles, our Chief Executive Officer and sole Director of the Company, for the funding of its current operating expenses. The amount owing is unsecured, non-interest bearing, and due on demand.

Note I - Concentration of Credit Risk

At times cash deposited with financial institutions may exceed federally insured limits. The Company has not experienced any losses in such accounts through March 31, 2017.

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

Note K - Income Taxes

The components of income tax (benefit) expense for each of the three months ended March 31, 2017 and 2016 are as follows:

Three months ended
March 31,
	2017	2016
Federal:
Current	$—	$—
Deferred	—	—
	—	—
State:
Current	—	—
Deferred	—	—
	—	—
Total	$—	$—

As of March 31, 2017 and December 31, 2016, the Company has a net operating loss carryforward of approximately $307,000 and $306,000, respectively to offset future taxable income. The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code. Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than a 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax expense (benefit) for each of the three months ended March 31, 2017 and 2016 varied from the statutory rate of 34% as follows:

	Three months ended
	March 31,
	2017	2016

Statutory rate applied to income before income taxes	$(300)	$(200)
Increase (decrease) in income taxes resulting from:
State income taxes	—	—
Other, including reserve for deferred tax asset and application of net operating loss carryforward	300	200
Income tax expense	$—	$—

The Company's only temporary difference due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, as of March 31, 2017 and December 31, 2016, respectively, relate solely to the Company's net operating loss carryforward(s). This difference gives rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of March 31, 2017 and December 31, 2016, respectively:

	As of	As of
	March 31,	December 31
	2017	2016
Deferred tax assets
Net operating loss carryforwards	$104,200	$103,900
Less valuation allowance	(104,200)	(103,900)
Net Deferred Tax Asset	$—	$—

During the each of the three months ended March 31, 2017 and 2016, respectively, the valuation allowance for the deferred tax asset increased by approximately $300 and $200, respectively. Open tax years are from 2011.

Note L- Stockholders' Equity

Pursuant to our Articles of Incorporation, our board has the authority, without further stockholder approval, to provide for the issuance of up to 10,000,000 shares of our preferred stock in one or more series and to determine the dividend rights, conversion rights, voting rights, rights in terms of redemption, liquidation preferences, the number of shares constituting any such series and the designation of such series. Our board has the power to afford preferences, powers and rights (including voting rights) to the holders of any preferred stock preferences, such rights and preferences being senior to the rights of holders of common stock. There were no preferred shares issued and outstanding at March 31, 2017 and December 31, 2016. There were 11,663,448 shares of common stock issued and outstanding at March 31, 2017 and December 31, 2016.

Stock Warrants

The following table summarizes all warrant activity:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2015	151,300	$3.31	3.26	—
Granted	—	—	—	—
Exercised	—	—	—	—
Outstanding at December 31, 2016	151,300	$3.31	2.25	—

Granted	—	—	—	—
Exercised	—	—	—	—
Outstanding at March 31, 2017	151,300	$3.31	2.01	—
Exercisable at March 31, 2017	151,300	$3.31	2.01	—

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

As of the date of this filing, the number of outstanding common shares of SMSA Crane was 10,047,495 common shares and the number of stock warrants outstanding was zero, after the stock and warrant exchanges with Coqui, the Shareholder and Pariter disclosed above.

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

On May 16, 2017, the Board of Directors approved the issuance of 47,490 shares of its common shares to Coquí based on the private placement share price of $3.31 in satisfaction for the debt owed to Coqui of $157,195. The number of outstanding shares of SMSA Crane was 10,047,495 shares and the number of stock warrants outstanding was zero after the exchange.

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

Results of Operations

For the three months ended March 31, 2017 and 2016

Revenue

The Company had no revenue for the three months ended March 31, 2016 and 2015 respectively.

Operating Expenses

The following table presents our total operating expenses for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
	2017	2016
Professional fees	$—	$412
Other general and administrative costs	818	152
Operating expenses	$818	$564

Operating expenses consist mostly of the maintenance fee of the corporate entity and the preparation and filing of reports with the Securities and Exchange Commission. The decrease in other general and administrative costs in 2017 was mainly due to the decrease in professional fees due to the Company not filing with the Securities and Exchange Commission in 2016.

Net loss per share for the three months ended March 31, 2017 and 2016 was approximately $(0.00) and $(0.00), respectively based on the weighted-average shares issued and outstanding.

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

We believe the Company will need additional resources to implement its strategic objectives in upcoming quarters. Due to our lack of operating history, however, our auditors have stated their opinion that there currently exists substantial doubt about our ability to continue as a going concern. As of March 31, 2017, the Company has an accumulated deficit of approximately $306,000. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

The following table provides detailed information about our net cash flow for years presented in this Report.

Cash Flow

	Three months ended March 31,
	2017	2016
Net cash used in operating activities	$(2,738)	$(868)
Net cash provided by investing activities	—	—
Net cash provided by financing activities	2,738	868
Net cash inflow (outflow)	$—	$—

Operating Activities

Cash used in operating activities for the three months ended March 31, 2017, consisted of net loss as well as the effect of changes in working capital. The increase in cash used in operating activities was due to the increase in net loss in 2017 of $254 and increase in cash payments for accounts payable and accrued expenses of $1,616.

Investing Activities

Net cash provided by our investing activities for the three months ended March 31, 2017 and 2016 was $0.

Financing Activities

Net cash provided by our financing activities for the three months ended March 31, 2017, as compared to 2016 was increased by $1,870. This increase was due to increase in advance from Shareholder of $657 and an increase in a loan from a related party of $1,213.

Pending our completion of a future potential business combination, we are not conducting any business activities. Our only operating activities are to comply with Securities and Exchange Commission reporting requirements and to seek to complete a business combination through the acquisition of, or merger with, an existing company seeking the perceived advantages of being a publicly traded corporation. We have no liquidity having distributed all of our cash to Coquí, the Shareholder. The Shareholder, Coqui has utilized the funds in pursuit of its business plan and therefore its ability to fund the Company is limited.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES OR USE OF PROCEEDS.

On May 16, 2017, the Board of Directors approved the issuance of 47,490 shares of the Company’s common shares to Coquí, based on the private placement share price of $3.31, in satisfaction for the debt owed to Coqui of $157,195. The issuance of such shares was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

There were no defaults upon senior securities during the fiscal quarter ended March 31, 2017.

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

SMSA Crane Acquisition Corp.

Dated: June 13, 2017	By:	/s/ Carmen I. Bigles
	Name:	Carmen I. Bigles
	Title:	Chief Executive Officer
President and Secretary (Principal Executive Officer and
Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer and Principal Financial and Accounting Officer
32	Section 1350 Certification
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document