Form 10-Q
period 2017-06-30
SMSA CRANE ACQUISITION CORP.
filed 2017-08-16
CIK 1473287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 0-53800

SMSA Crane Acquisition Corp.

(Exact name of registrant as specified in its charter)

Nevada	27-0984742
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4 Orinda Way, Suite 180-C, Orinda, CA  94563

(Address of principal executive offices, Zip Code)

(925) 791-1440

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,047,495 common shares as of August 8, 2017.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Our financial statements included in this Form 10-Q are as follows:

2	Condensed Balance Sheets as of June 30, 2017 (unaudited) and December 31, 2016;
3	Condensed Statements of Operations for the three and six months ended June 30, 2017 and 2016 (unaudited);
4	Condensed Statements of Cash Flows for the three and six months ended June 30, 2017 and 2016 (unaudited);
5	Notes to Condensed Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2017 are not necessarily indicative of the results that can be expected for the full year.

SMSA Crane Acquisition Corp.

Condensed Balance Sheets

	June 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current Assets
Cash on hand and in bank	$—	$—

Total Assets	$—	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$—	$83,272
Due to shareholder	—	155,670
Due to related party	—	5,405

Total Liabilities	—	244,347

Stockholders' Deficit
Preferred stock - $0.001 par value, 10,000,000 shares authorized. None issued and outstanding	—	—
Common stock - $0.001 par value, 100,000,000 shares authorized. 10,047,495 shares and 11,663,448 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	10,048	11,664
Additional paid-in capital	338,357	49,546
Accumulated deficit	(348,405)	(305,557)

Total Stockholders' Deficit	—	(244,347)

Total Liabilities and Stockholders' Deficit	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

SMSA Crane Acquisition Corp.

Condensed Statements of Operations

 (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Revenues	$—	$—	$—	$—

Operating expenses
Professional fees	37,000	111	37,000	523
Other general and administrative expenses	5,030	151	5,848	303
Total operating expenses	42,030	262	42,848	826

Loss from operations	(42,030)	(262)	(42,848)	(826)
Provision for income taxes	—	—	—	—
Net Loss	$(42,030)	$(262)	$(42,848)	$(826)

Loss per weighted-average share of common stock outstanding, computed on net loss - basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted-average number of shares of common stock outstanding - basic and fully diluted	10,644,995	11,663,448	11,151,408	11,663,448

The accompanying notes are an integral part of these condensed financial statements.

SMSA Crane Acquisition Corp.

Condensed Statements of Cash Flows

 (Unaudited)

	Six Months Ended
	June 30,
	2017	2016
Cash Flows from Operating Activities:
Net loss for the period	$(42,848)	$(826)
Adjustments to reconcile net loss to net cash used in operating activities

Changes in operating working capital items:
Accounts payable	46,728	(654)
Due to Parent	1,525	—
Due to related party	(5,405)	—
Net Cash Used in Operating Activities	$—	$(1,480)

Cash Flows from Investing Activities:	$—	$—

Cash Flows from Financing Activities:
Advance from (repayment to) shareholder	—	1,480
Net Cash Provided by Financing Activities	$—	$1,480

Increase in Cash	—	—
Cash at beginning of period	—	—
Cash at end of period	$—	$—

Supplemental Disclosure of Interest and Income Taxes Paid:
Interest paid during the period	$—	$—
Income taxes paid during the period	$—	$—

Supplemental Disclosure of Non-cash Flow Investing and Financing activities:
Cancellation of shares	$1,663	$—
Shares issued for debt	$157,195	$—
Forgiveness of debt	$130,000	$—

The accompanying notes are an integral part of these condensed financial statements.

SMSA Crane Acquisition Corp.

Notes to Condensed Financial Statements

June 30, 2017

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

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three and six month periods have been made. Results for the interim period presented are not necessarily indicative of the results that might be expected for the entire fiscal year. When used in these notes, the terms "Company", "we", "us" or "our" mean SMSA Crane Acquisition Corp.

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

Note B – Change of Control

Coqui the principal shareholder of the Company entered the Stock Purchase Agreement, effective as of the 26th day of June, 2017, with Irwin Eskanos (“Buyer”). Coqui agreed to sell to the Buyer, and the Buyer agreed to purchase from Coqui, a total of 9,947,490 shares of common stock of the Company for a total purchase price of $250,000. These purchased shares represented approximately 99.00% of the Company’s issued and outstanding shares of Common Stock. Also, concurrently with the sale of controlling interest, Coqui paid all outstanding liabilities of the Company as of the date of this sale. As a result, Coqui paid $130,000 of the Company’s outstanding accounts payable through the attorney’s escrow accounts and agreed to forgive all of its debts at the closing of this transaction. The Company recorded Coqui’s forgiveness of debt of $130,000 under Additional paid in capital, for the three months and six months ended June 30, 2017.

On June 26, 2017, the board of directors appointed Irwin Eskanos as our new sole Director, President, Secretary, Treasurer, CEO, and CFO. Following these appointments, the board accepted the resignation of Carmen I. Bigles as our former sole officer and director.

Note C – Going Concern

We have incurred recurring losses since inception and expect to continue to incur losses as a result of legal and professional fees and our corporate general and administrative expenses. Our net losses incurred for the six months ended June 30, 2017 and 2016, amounted to approximately $43,000 and $830, respectively, and working capital (deficits) was approximately $0 and $(244,000), respectively, at June 30, 2017 and December 31, 2016. As a result, there is substantial doubt about our ability to continue as a going concern. In the event that we are unable to generate sufficient cash from our operating activities or raise additional funds, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our business, operating results, financial condition and long-term prospects. The Company expects to seek to obtain additional funding through future equity issuances. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

Note D – Summary of Significant Accounting Policies and Recent Accounting Pronouncements

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

As of June 30, 2017, the Company had no outstanding stock warrants, options or convertible securities which could be considered dilutive for purposes of the loss per share calculation. At June 30, 2017 there were 0 outstanding common stock warrants, which could dilute future earnings per share.

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

Note E – Fair Value of Financial Instruments and fair value measurements

The carrying amount of cash, accounts payable and accrued expenses and due to stockholder, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

The carrying amount of due to the shareholder and accrued liabilities, as applicable, approximates fair value due to the short-term nature of these items. The fair value of the related party notes payable cannot be determined because of the Company's affiliation with the parties with whom the agreements exist. The carrying amount  approximates its fair value at June 30, 2017 and December 31, 2016. The use of different assumptions or methodologies may have a material effect on the estimates of fair values.

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

Note F – Distribution to Shareholder and Related Party Transactions

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

Note G – Due to Former Shareholder

As of June 30, 2017 and December 31, 2016, the Company owes $0 and $155,670, respectively, to Coquí, the principal shareholder of the Company, for the funding of its current operating expenses. The amount owing is unsecured, non-interest bearing, and due on demand.

Note H – Due to Related Party

As of June 30, 2017 and December 31, 2016, the Company owes $0 and $5,405, respectively, to Ms. Carmen I. Bigles, our former Chief Executive Officer and sole Director of the Company, for the funding of its current operating expenses. The amount owing is unsecured, non-interest bearing, and due on demand.

Note I – Concentration of Credit Risk

At times cash deposited with financial institutions may exceed federally insured limits. The Company has not experienced any losses in such accounts through June 30, 2017.

Note J – Contingencies

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

Note K – Stockholders' Deficit

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

During January 2017 to March, 2017, 48 shareholders of the Company, who previously acquired shares of the Company’s common stock, par value of $0.001 per share (The “SMSA Crane Shares”), in a private placement with the Company, at a price of $3.31 per share, entered into an share exchange agreement with Coqui. The 48 investors agreed to exchange their SMSA Crane Shares for an equal value of shares of Coqui’s common stock, par value $0.1 per share (the “Coqui Shares”), and Coqui agreed to proceed with the proposed share exchange.  As a result, 1,663,443 SMSA Crane Shares outstanding held by these 48 shareholders and 151,300 outstanding warrants held by Pariter, the placement agent, were exchanged for Coqui Shares and Coqui Warrants and the Company cancelled these SMSA Crane Shares and warrants.

On May 16, 2017, the Board of Directors approved the issuance of 47,490 shares of its common shares to Coquí, based on the private placement share price of $3.31 in satisfaction for the total debt owed to Coqui of $157,194.

On June 26, 2017, our former controlling shareholder, Coqui Radio Pharmaceuticals, Corp. (“Coqui”), sold 9,947,490 shares of common stock to Irwin Eskanos for a purchase price of $250,000.  See Note B - Changes of Control

There were no preferred shares issued and outstanding at June 30, 2017 and December 31, 2016. There were 10,047,495 shares and 11,663,448 shares of common stock issued and outstanding as of June 30, 2017 and December 31, 2016, respectively

Stock Warrants

The following table summarizes all warrant activity:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2015	151,300	$3.31	3.26	—
Granted	—	—	—	—
Exercised	—	—	—	—
Outstanding at December 31, 2016	151,300	$3.31	2.25	—

Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled	(151,300)	$3.31	—	—
Outstanding at June 30, 2017	—	—	—	—
Exercisable at June 30, 2017	—	—	—	—

Note L – Subsequent Events

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and determined that there are no additional material subsequent events to report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Overview

Our business plan is to pursue a business combination through the acquisition of, or merger with, an existing company seeking the perceived advantages of being a publicly traded corporation. We are not restricting our potential target companies to any specific business, industry or geographical location. No assurances can be given that we will be successful in locating or negotiating with any target company.

On June 26, 2017, our former controlling shareholder, Coqui Radio Pharmaceuticals, Corp. (“Coqui”), sold 9,947,490 shares of common stock to Irwin Eskanos in a private transaction. Concurrently with this sale of controlling interest, our board of directors appointed Mr. Eskanos as our new sole Director, President, Secretary, Treasurer, CEO, and CFO, and accepted the resignation of Carmen I. Bigles, our former sole officer and director. Also, concurrently with the sale of controlling interest, Coqui agreed pay in full, and indemnify us for, our outstanding liabilities as of the date of the sale.

Our continued existence is dependent upon our ability to generate new financing or sufficient cash flows to continue our reporting obligations to the Securities and Exchange Commission on a timely basis. We can provide no assurance that we will achieve a business combination through the acquisition of, or merger with, an existing company. We currently do not have any firm arrangements for financing and we may not be able to obtain financing when required, in the amounts necessary to execute on our plans in full, or on terms which are economically feasible.

Expected Changes In Number of Employees, Plant, and Equipment

We do not currently plan to purchase specific additional physical plant and significant equipment within the immediate future. We do not currently have specific plans to change the number of our employees during the next twelve months.

Results of Operations

For the three months ended June 30, 2017 and 2016

Revenue

The Company had no revenue for the three months ended June 30, 2017 and 2016 respectively.

Operating Expenses

The following table presents our total operating expenses for the three months ended June 30, 2017 and 2016:

	Three months ended June 30,
	2017	2016
Professional fees	$37,000	$111
Other general and administrative costs	5,030	151
Operating expenses	$42,030	$262

Operating expenses consist mostly of the maintenance fee of the corporate entity and the preparation and filing of reports with the Securities and Exchange Commission. The increase in other general and administrative costs in 2017 was mainly due to the increase in professional fees in 2017.

Net loss per share for the three months ended June 30, 2017 and 2016 was approximately $(0.00) and $(0.00), respectively based on the weighted-average shares issued and outstanding.

It is anticipated that future operating expenses will increase as the Company complies with its periodic reporting requirements and effects a business combination, although there can be no assurance that the Company will be successful in effecting a business combination.

For the six months ended June 30, 2017 and 2016

Revenue

The Company had no revenue for the six months ended June 30, 2017 and 2016 respectively.

Operating Expenses

The following table presents our total operating expenses for the six months ended June 30, 2017 and 2016:

	Six months ended June 30,
	2017	2016
Professional fees	$37,000	$523
Other general and administrative costs	5,848	303
Operating expenses	$42,848	$826

Operating expenses consist mostly of the maintenance fee of the corporate entity and the preparation and filing of reports with the Securities and Exchange Commission. The increase in other general and administrative costs in 2017 was mainly due to the increase in professional fees in 2017.

Net loss per share for the six months ended June 30, 2017 and 2016 was approximately $(0.00) and $(0.00), respectively based on the weighted-average shares issued and outstanding.

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

We believe the Company will need additional resources to implement its strategic objectives in upcoming quarters. Due to our lack of operating history, however, our auditors have stated their opinion that there currently exists substantial doubt about our ability to continue as a going concern. As of June 30, 2017, the Company has an accumulated deficit of approximately $348,000. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

The following table provides detailed information about our net cash flow for years presented in this Report.

Cash Flow

	Six months ended June 30,
	2017	2016
Net cash used in operating activities	$—	$(1,480)
Net cash provided by investing activities	—	—
Net cash provided by financing activities	—	1,480
Net cash inflow (outflow)	$—	$—

Operating Activities

Cash used in operating activities for the six months ended June 30, 2017, consisted of net loss as well as the effect of changes in working capital. The decrease in cash used in operating activities of approximately $1,000 was mainly due to the increase in net loss in 2017 of approximately $42,000 and decrease in due to related party of approximately $5,000 offset by the increase in accounts payable of approximately $47,000.

Investing Activities

Net cash provided by our investing activities for the six months ended June 30, 2017 and 2016 was $0.

Financing Activities

Net cash provided by our financing activities for the six months ended June 30, 2017, as compared to 2016 was decreased by of approximately $1,000. This decrease was due to decrease in advance from Shareholder of $1,000. On June 27, 2017, the Parent paid off all liabilities of approximately $130,000 directly to all creditors. The Parent agreed to forgive all debts due to Parent by the Company and we recorded this contribution of $130,000 under additional paid in capital and disclosed as non-cash items at the Condensed Statements of Cash Flows.

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

Off Balance Sheet Arrangements

As of June 30, 2017, there were no off balance sheet arrangements.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We do not believe that any accounting policies currently fit this definition.

Recently Issued Accounting Pronouncements

Our management has considered all recent accounting pronouncements issued since the last audit of our financial statements. Our management believes that these recent pronouncements will not have a material effect on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

A smaller reporting company is not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2017. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Irwin Eskanos. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2017.

Management determined that the material weaknesses that resulted in controls being ineffective are primarily due to lack of resources and number of employees. Material weaknesses exist in the segregation of duties required for effective controls and various reconciliation and control procedures not regularly performed due to the lack of staff and resources.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error.   Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

A smaller reporting company is not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES OR USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in Extensible Business Reporting Language (XBRL)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMSA Crane Acquisition Corp.

Date: August 15, 2017	By:	/s/ Irwin Eskanos
	Name:	Irwin Eskanos
	Title:	Chief Executive Officer,
Chief Financial Officer, and Director