Form 10-Q
period 2017-09-30
SMSA CRANE ACQUISITION CORP.
filed 2017-11-13
CIK 1473287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2017

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,047,495 common shares as of November 6, 2017.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Our financial statements included in this Form 10-Q are as follows:

2	Condensed Balance Sheets as of September 30, 2017 (unaudited) and December 31, 2016;
3	Condensed Statements of Operations for the three and nine months ended September 30, 2017 and 2016 (unaudited);
4	Condensed Statements of Cash Flows for the nine months ended September 30, 2017 and 2016 (unaudited);
5	Notes to Condensed Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2017 are not necessarily indicative of the results that can be expected for the full year.

SMSA Crane Acquisition Corp.

Condensed Balance Sheets

	September 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current Assets
Cash – attorney escrow account	$29,869	$—

Total Assets	$29,869	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$2,920	$83,272
Due to shareholder	39,115	—
Due to former shareholder	—	155,670
Due to related party	—	5,405

Total Liabilities	42,035	244,347

Stockholders' Deficit
Preferred stock - $0.001 par value, 10,000,000 shares authorized. None issued and outstanding	—	—
Common stock - $0.001 par value, 100,000,000 shares authorized. 10,047,495 shares and 11,663,448 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	10,048	11,664
Additional paid-in capital	338,357	49,546
Accumulated deficit	(360,571)	(305,557)

Total Stockholders' Deficit	(12,166)	(244,347)

Total Liabilities and Stockholders' Deficit	$29,869	$—

The accompanying notes are an integral part of these condensed financial statements.

SMSA Crane Acquisition Corp.

Condensed Statements of Operations

 (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Revenues	$—	$—	$—	$—

Operating expenses
Professional fees	8,845	717	45,845	1,240
Other general and administrative expenses	3,321	158	9,169	461
Total operating expenses	12,166	875	55,014	1,701

Loss from operations	(12,166)	(875)	(55,014)	(1,701)
Provision for income taxes	—	—	—	—
Net Loss	$(12,166)	$(875)	$(55,014)	$(1,701)

Loss per weighted-average share of common stock outstanding, computed on net loss - basic and fully diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted-average number of shares of common stock outstanding - basic and fully diluted	10,047,495	11,663,448	10,245,213	11,663,448

The accompanying notes are an integral part of these condensed financial statements.

SMSA Crane Acquisition Corp.

Condensed Statements of Cash Flows

 (Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
Cash Flows from Operating Activities:
Net loss for the period	$(55,014)	$(1,701)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating working capital items:
Accounts payable	49,648	(878)
Net Cash Used in Operating Activities	$(5,366)	$(2,579)

Cash Flows from Investing Activities:	$—	$—

Cash Flows from Financing Activities:
Repayment to a related party	(5,405)	—
Advance from shareholder	39,115	—
Advance from a former shareholder	1,525	2,579
Net Cash Provided by Financing Activities	$35,235	$2,579

Increase in Cash	29,869	—
Cash at beginning of period	—	—
Cash at end of period	$29,869	$—

Supplemental Disclosure of Interest and Income Taxes Paid:
Interest paid during the period	$—	$—
Income taxes paid during the period	$—	$—

Supplemental Disclosure of Non- cash Flow Investing and Financing Activities:
Cancellation of shares	$1,663	$—
Shares issued for debt	$157,195	$—
Forgiveness of debt	$130,000	$—

The accompanying notes are an integral part of these condensed financial statements.

SMSA Crane Acquisition Corp.

Notes to Unaudited Condensed Financial Statements

September 30, 2017

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

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three and nine month periods have been made. Results for the interim period presented are not necessarily indicative of the results that might be expected for the entire fiscal year. When used in these notes, the terms "Company", "we", "us" or "our" mean SMSA Crane Acquisition Corp.

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

Note B - Change of Control

Coqui the principal shareholder of the Company entered the Stock Purchase Agreement, effective as of the 26th day of June, 2017, with Irwin Eskanos (“Buyer”).  Coqui agreed to sell to the Buyer, and the Buyer agreed to purchase from Coqui, a total of 9,947,490 shares of common stock of the Company for a total purchase price of $250,000.  These purchased shares represented approximately 99.00% of the Company’s issued and outstanding shares of Common Stock. Also, concurrently with the sale of controlling interest, Coqui paid all outstanding liabilities of the Company as of the date of this sale. As a result, Coqui paid $130,000 of the Company’s outstanding accounts payable through the attorney’s escrow accounts and agreed to forgive all of its debts at the closing of this transaction. The Company recorded Coqui’s forgiveness of debt of $130,000 under Additional paid in capital, for the three months and nine months ended September 30, 2017.

On June 26, 2017, the board of directors appointed Irwin Eskanos as our new sole Director, President, Secretary, Treasurer, CEO, and CFO. Following these appointments, the board accepted the resignation of Carmen I. Bigles as our former sole officer and director.

Note C – Going Concern

We have incurred recurring losses since inception and expect to continue to incur losses as a result of legal and professional fees and our corporate general and administrative expenses. Our net losses incurred for the nine months ended September 30, 2017 and 2016, amounted to approximately $55,000 and $1,700, respectively, and working capital (deficits) was approximately $(12,000) and $(244,000), respectively, at September 30, 2017 and December 31, 2016. As a result, there is substantial doubt about our ability to continue as a going concern. In the event that we are unable to generate sufficient cash from our operating activities or raise additional funds, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our business, operating results, financial condition and long-term prospects. The Company expects to seek to obtain additional funding through future equity issuances. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

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

As of September 30, 2017, the Company had no outstanding stock warrants, options or convertible securities which could be considered dilutive for purposes of the loss per share calculation. At September 30, 2017 there were 0 outstanding common stock warrants, which could dilute future earnings per share.

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

The carrying amount of due to the shareholder and accrued liabilities, as applicable, approximates fair value due to the short-term nature of these items. The fair value of the related party notes payable cannot be determined because of the Company's affiliation with the parties with whom the agreements exist. The carrying amount approximates its fair value at September 30, 2017 and December 31, 2016. The use of different assumptions or methodologies may have a material effect on the estimates of fair values.

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

Note F - Due to Shareholder

As of September 30, 2017 and December 31, 2016, the Company owes $39,115 and $0, respectively, to Mr. Irwin Eskanos, the principal shareholder of the Company, for the funding of its current operating expenses. The amount owing is unsecured, non-interest bearing, and due on demand.

Note G - Due to Former Shareholder

As of September 30, 2017 and December 31, 2016, the Company owes $0 and $155,670, respectively, to Coquí, the former principal shareholder of the Company, for the funding of its current operating expenses. The amount owing is unsecured, non-interest bearing, and due on demand.

Note H - Due to Related Party

As of September 30, 2017 and December 31, 2016, the Company owes $0 and $5,405, respectively, to Ms. Carmen I. Bigles, our former Chief Executive Officer and sole Director of the Company, for the funding of its current operating expenses. The amount owing is unsecured, non-interest bearing, and due on demand.

Note I - Concentration of Credit Risk

At times cash deposited with financial institutions may exceed federally insured limits. The Company has not experienced any losses in such accounts through September 30, 2017.

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

Note K- Stockholders' Deficit

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

On June 26, 2017, our former controlling shareholder, Coqui Radio Pharmaceuticals, Corp. (“Coqui”), sold 9,947,490 shares of common stock to Irwin Eskanos for a purchase price of $250,000. See Note B - Changes of Control.

There were no preferred shares issued and outstanding at September 30, 2017 and December 31, 2016. There were 10,047,495 shares and 11,663,448 shares of common stock issued and outstanding as of September 30, 2017 and December 31, 2016, respectively.

Stock Warrants

The following table summarizes all warrant activity:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2016	151,300	$3.31	2.25	—
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled	(151,300)	$3.31	—	—
Outstanding at September 30, 2017	—	—	—	—
Exercisable at September 30, 2017	—	—	—	—

Note L- Subsequent Events

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

Results of Operations

For the three months ended September 30, 2017 and 2016

Revenue

The Company had no revenue for the three months ended September 30, 2017 and 2016 respectively.

Operating Expenses

The following table presents our total operating expenses for the three months ended September 30, 2017 and 2016:

	Three months ended September 30,
	2017	2016
Professional fees	$8,845	$717
Other general and administrative costs	3,321	158
Operating expenses	$12,166	$875

Operating expenses consist mostly of the maintenance fee of the corporate entity and the preparation and filing of reports with the Securities and Exchange Commission. The increase in other general and administrative costs in 2017 was mainly due to the increase in professional fees in 2017.

Net loss per share for the three months ended September 30, 2017 and 2016 was approximately $(0.00) and $(0.00), respectively based on the weighted-average shares issued and outstanding.

It is anticipated that future operating expenses will increase as the Company complies with its periodic reporting requirements and effects a business combination, although there can be no assurance that the Company will be successful in effecting a business combination.

For the nine months ended September 30, 2017 and 2016

Revenue

The Company had no revenue for the nine months ended September 30, 2017 and 2016 respectively.

Operating Expenses

The following table presents our total operating expenses for the nine months ended September 30, 2017 and 2016:

	Nine months ended September 30,
	2017	2016
Professional fees	$45,845	$1,240
Other general and administrative costs	9,169	461
Operating expenses	$55,014	$1,701

Operating expenses consist mostly of the maintenance fee of the corporate entity and the preparation and filing of reports with the Securities and Exchange Commission. The increase in other general and administrative costs in 2017 was mainly due to the increase in professional fees in 2017.

Net loss per share for the nine months ended September 30, 2017 and 2016 was approximately $(0.01) and $(0.00), respectively based on the weighted-average shares issued and outstanding.

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

We believe the Company will need additional resources to implement its strategic objectives in upcoming quarters. Due to our lack of operating history, however, our auditors have stated their opinion that there currently exists substantial doubt about our ability to continue as a going concern. As of September 30, 2017, the Company has an accumulated deficit of approximately $361,000. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

The following table provides detailed information about our net cash flow for years presented in this Report.

Cash Flow

	Nine months ended September 30,
	2017	2016
Net cash used in operating activities	$(5,366)	$(2,579)
Net cash provided by investing activities	—	—
Net cash provided by financing activities	35,235	2,579
Net cash inflow (outflow)	$29,869	$—

Operating Activities

Cash used in operating activities for the nine months ended September 30, 2017, consisted of net loss as well as the effect of changes in working capital. The increase in cash used in operating activities of approximately $3,000 was mainly due to the increase in net loss in 2017 of approximately $53,000 and decrease in accounts payable of approximately $50,000.

Investing Activities

Net cash provided by our investing activities for the nine months ended September 30, 2017 and 2016 was $0.

Financing Activities

Net cash provided by our financing activities for the nine months ended September 30, 2017, as compared to 2016 was increased by of approximately $33,000. This increase was due to increase in advance from shareholder of approximately $39,000 offset by the repayment to a related party of approximately $5,000 and decrease in advance from a former shareholder of approximately $1,000.

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

Off Balance Sheet Arrangements

As of September 30, 2017, there were no off balance sheet arrangements.

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

ITEM 4. CONTROLS AND PROCEDURES.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2017. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Irwin Eskanos. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2017.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES OR USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in Extensible Business Reporting Language (XBRL)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMSA Crane Acquisition Corp.

Date: November 13, 2017	By:	/s/ Irwin Eskanos
	Name:	Irwin Eskanos
	Title:	Chief Executive Officer,
Chief Financial Officer, and Director