Form 10-K
period 2017-12-31
SMSA CRANE ACQUISITION CORP.
filed 2018-04-17
CIK 1473287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 000-53800

SMSA Crane Acquisition Corp.

(Exact name of registrant as specified in its charter)

Nevada	27-0984742
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4 Orinda Way, Suite 180-C, Orinda, CA  94563

(Address of principal executive offices)(Zip code)

(925) 791-1440

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Not Applicable

None	N/A
(Title of each class)	(Name of Exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

Common stock, par value of $0.001

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post files).  Yes ☐  No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☑  No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $n/a

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 10,047,495 as of April 17, 2018.

PART I

Item 1.

Business

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

Item 1A.

Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 1B.

Unresolved Staff Comments

None.

Item 2.

Properties

We do not currently own or lease any real property.

Item 3.

Legal Proceedings

We are not currently party to any material legal proceedings.

Item 4.

Mine Safety Disclosures

Not applicable.

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted under the symbol “SSCR” on the over-the-counter electronic quotation system operated by OTC Markets Group, Inc. There has been no trading in our common stock and an active market has not developed at this time.

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Holders of Our Common Stock

As of December 31, 2017, we had 10,047,495 shares of our common stock issued and outstanding, held by approximately 492 shareholders of record.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where after giving effect to the distribution of the dividend:

1.

we would not be able to pay our debts as they become due in the usual course of business, or;

2.

our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Item 6.

Selected Financial Data

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

Fiscal Year Ended December 31, 2017 Compared to Fiscal Year Ended December 31, 2016

Revenue

The Company had no revenue for the years ended December 31, 2017 and 2016 respectively.

Operating Expenses

The following table presents our total operating expenses for the years ended December 31, 2017 and 2016:

	Years ended December 31,
	2017	2016
Professional fees	$58,524	$12,870
Other general and administrative costs	15,138	3,662
Operating expenses	$73,662	$16,532

Operating expenses consist mostly of the maintenance fee of the corporate entity and the preparation and filing of reports with the Securities and Exchange Commission. The increase in other general and administrative costs in 2017 was due to increases in edgar filing fees and transfer agent fees.  The professional fees also increased during 2017 from an increase in accounting fees due to the Company getting up-to-date on its SEC filing requirements.

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

We believe the Company will need additional resources to implement its strategic objectives in upcoming quarters. Due to our lack of operating history, however, our auditors have stated their opinion that there currently exists substantial doubt about our ability to continue as a going concern. As of December 31, 2017, the Company has an accumulated deficit of approximately $379,000. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

The following table provides detailed information about our net cash flow for years presented in this Report.

Cash Flow

	Year ended December 31,
	2017	2016
Net cash used in operating activities	$(15,969)	$(2,579)
Net cash provided by investing activities	—	—
Net cash provided by financing activities	35,234	2,579
Net cash inflow (outflow)	$19,265	$—

Operating Activities

Cash used in operating activities for the year ended December 31, 2017 consisted of net loss as well as the effect of changes in working capital. The increase in cash used in operating activities of $13,390 was mainly due to the increase in net loss in 2017 of $57,130 and changes in accounts payable of $57,693.

Cash used in operating activities for the year ended December 31, 2016, consisted of net loss as well as the effect of changes in working capital.

Investing Activities

Net cash provided by our investing activities for years ended December 31, 2017 and 2016 was $0 and $0, respectively.

Financing Activities

Net cash provided by our financing activities for the year ended December 31, 2017, as compared to 2016 was increased by $32,656. This increase was due to increase in advance from shareholder of $39,115 offset by the repayment of $5,405 and advance from a former shareholder of $1,524.

On June 27, 2017, our former majority shareholder paid off all liabilities of approximately $133,572 directly to all creditors. The former shareholder agreed to forgive all debts due to it by the Company and we recorded this contribution of $133,572 under additional paid in capital and disclosed as non-cash items in the Statements of Cash Flows.

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

Off Balance Sheet Arrangements

As of December 31, 2017 there were no off balance sheet arrangements.

Going Concern

We have experienced recurring losses and had an accumulated deficit of $379,219 as of December 31, 2017. To date, we have not been able to produce sufficient sales to become cash flow positive and profitable on a consistent basis. The success of our business plan during the next 12 months and beyond will be contingent upon generating sufficient revenue to cover our costs of operations and/or upon obtaining additional financing. For these reasons, our auditor has raised substantial doubt about our ability to continue as a going concern.

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

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8.

Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm
F-2	Balance Sheets as of December 31, 2017 and December 31, 2016;
F-3	Statements of Operations for the years ended December 31, 2017 and 2016;
F-4	Statements of Cash Flows for years ended December 31, 2017 and 2016;
F-5	Statements of Stockholders’ Equity for years ended December 31, 2017 and 2016;
F-6	Notes to Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

SMSA Crane Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of SMSA Crane Acquisition Corp. (the “Company”) as of December 31, 2017 and 2016, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2017 and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note C to the financial statements, the Company has had recurring losses and has negative working capital. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since 2016

Farmington, Utah

April 17, 2018

SMSA Crane Acquisition Corp.

Balance Sheets

December 31, 2017 and 2016

	December 31,	December 31,
	2017	2016

ASSETS

Current Assets
Cash – attorney escrow account	$19,265	$—

Total Current Assets	$19,265	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$7,393	$83,272
Due to shareholder	39,115	—
Due to former shareholder	—	155,670
Due to related party	—	5,405

Total Current Liabilities	46,508	244,347

Total Liabilities	46,508	244,347

Stockholders' Deficit
Preferred stock - $0.001 par value, 10,000,000 shares authorized No shares issued and outstanding	—	—
Common stock - $0.001 par value 100,000,000 shares authorized 10,047,495 shares and 11,663,448 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	10,048	11,664
Additional paid-in capital	341,928	49,546
Accumulated Deficit	(379,219)	(305,557)

Total Stockholders' Deficit	(27,243)	(244,347)

Total Liabilities and Stockholders' Deficit	$19,265	$—

The accompanying notes are an integral part of these financial statements

SMSA Crane Acquisition Corp.

Statements of Operations

Years Ended December 31, 2017 and 2016

	Years Ended December 31,
	2017	2016

Revenues	$—	$—

Operating expenses
Professional fees	58,524	12,870
Other general and administrative costs	15,138	3,662
Total operating expenses	73,662	16,532

Other Income (Expense)
Total Other Income (Expense)	—	—

Income (Loss) from operations	(73,662)	(16,532)
Provision for income taxes	—	—
Net Income (Loss)	$(73,662)	$(16,532)

Earnings (Loss) per weighted-average share of common stock outstanding, computed on net income (loss) - basic and fully diluted	$(0.01)	$(0.00)

Weighted-average number of shares of common stock outstanding - basic and fully diluted	10,196,461	11,663,448

The accompanying notes are an integral part of these financial statements

SMSA Crane Acquisition Corp.

Statements of Changes in Stockholders' Equity (Deficit)

For the Years Ended December 31, 2017 and 2016

			Additional
	Common Stock		paid-in	Accumulated
	Shares	Amount	capital	Deficit	Total
Balances at December 31, 2015	11,663,448	11,664	49,546	(289,025)	(227,815)

Net loss for the year	—	—		(16,532)	(16,532)
Balances at December 31, 2016	11,663,448	11,664	49,546	(305,557)	(244,347)

Cancellation of shares	(1,663,443)	(1,663)	1,663		—
Issuance of shares for debt	47,490	47	157,147		157,194
Shareholders' contribution			133,572		133,572
Net loss for the period	—	—		(73,662)	(73,662)
Balances at December 31, 2017	10,047,495	10,048	341,928	(379,219)	(27,243)

The accompanying notes are an integral part of these financial statements

SMSA Crane Acquisition Corp.

Statements of Cash Flows

Years Ended December 31, 2017 and 2016

	December 31,
	2017	2016
Cash Flows from Operating Activities:
Net loss for the period	$(73,662)	$(16,532)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating working capital items:
Increase in accounts payable and accrued expenses	57,693	13,953
Net Cash Used in Operating Activities	(15,969)	(2,579)

Cash Flows from Investing Activities:	—	—

Cash Flows from Financing Activities:
Repayment to a Related Party	(5,405)	—
Advance from Shareholder	39,115	—
Advance from a former Shareholder	1,524	2,579
Net Cash Provided by Financing Activities	35,234	2,579

Increase in Cash	19,265	—
Cash at beginning of period	—	—
Cash at end of period	$19,265	$—

Supplemental Disclosure of Interest and Income Taxes Paid:
Interest paid during the period	—	—
Income taxes paid during the period	—	—

Supplemental Disclosure of Non-cash Flow Investing and Financing activities:
Cancellation of shares	1,663	—
Shares issued for debt	157,194	—
Forgiveness of debt – shareholder	133,572	—

The accompanying notes are an integral part of these financial statements

SMSA Crane Acquisition Corp.

Notes to Financial Statements

December 31, 2017 and 2016

Note A - Basis of presentation, Background and Description of Business

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

Note B - Change of Control

Coqui the principal shareholder of the Company entered the Stock Purchase Agreement, effective as of the 26th day of June, 2017, with Irwin Eskanos (“Buyer”).  Coqui agreed to sell to the Buyer, and the Buyer agreed to purchase from Coqui, a total of 9,947,490 shares of common stock of the Company for a total purchase price of $250,000.  These purchased shares represented approximately 99.00% of the Company’s issued and outstanding shares of Common Stock. Also, concurrently with the sale of controlling interest, Coqui paid all outstanding liabilities of the Company as of the date of this sale. As a result, Coqui paid $133,572 of the Company’s outstanding accounts payable through the attorney’s escrow accounts and agreed to forgive all of its debts at the closing of this transaction. The Company recorded Coqui’s forgiveness of debt of $133,572 under Additional paid in capital, for the year ended December 31, 2017.

On June 26, 2017, the board of directors appointed Irwin Eskanos as our new sole Director, President, Secretary, Treasurer, CEO, and CFO. Following these appointments, the board accepted the resignation of Carmen I. Bigles as our former sole officer and director.

Note C – Going Concern

We have incurred recurring losses since inception and expect to continue to incur losses as a result of legal and professional fees and our corporate general and administrative expenses. Our net losses incurred for the years ended December 31, 2017 and 2016, amounted to approximately $74,000 and $17,000, respectively, and working capital (deficits) was approximately $(27,000) and $(244,000), respectively, at December 31, 2017 and 2016. As a result, there is substantial doubt about our ability to continue as a going concern. In the event that we are unable to generate sufficient cash from our operating activities or raise additional funds, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our business, operating results, financial condition and long-term prospects. The Company expects to seek to obtain additional funding through future equity issuances. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

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

As of December 31, 2017, the Company had no outstanding stock warrants, options or convertible securities which could be considered dilutive for purposes of the loss per share calculation.

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

The carrying amount of due to the shareholder and accrued liabilities, as applicable, approximates fair value due to the short-term nature of these items. The fair value of the related party notes payable cannot be determined because of the Company's affiliation with the parties with whom the agreements exist. The carrying amount approximates its fair value at December 31, 2017 and 2016. The use of different assumptions or methodologies may have a material effect on the estimates of fair values.

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

Note F - Due to Shareholder

As of December 31, 2017 and 2016, the Company owes $39,115 and $0, respectively, to Mr. Irwin Eskanos, the principal shareholder of the Company, for the funding of its current operating expenses. The amount owing is unsecured, non-interest bearing, and due on demand.

Note G - Due to Former Shareholder

As of December 31, 2017 and 2016, the Company owes $0 and $155,670, respectively, to Coquí, the former principal shareholder of the Company, for the funding of its current operating expenses. The amount owing is unsecured, non-interest bearing, and due on demand.

Note H - Due to Related Party

As of December 31, 2017 and 2016, the Company owes $0 and $5,405, respectively, to Ms. Carmen I. Bigles, our former Chief Executive Officer and sole Director of the Company, for the funding of its current operating expenses. The amount owing is unsecured, non-interest bearing, and due on demand.

Note I - Concentration of Credit Risk

At times cash deposited with financial institutions may exceed federally insured limits. The Company has not experienced any losses in such accounts through December 31, 2017.

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

Note K - Income Taxes

The components of income tax (benefit) expense for each of the years ended December 31, 2017 and 2016 are as follows:

Year ended
December 31,
	2017	2016
Federal:
Current	$—	$—
Deferred	—	—
	—	—
State:
Current	—	—
Deferred	—	—
	—	—
Total	$—	$—

As of December 31, 2017 and 2016, the Company has a net operating loss carryforward of approximately $379,000 and $306,000, respectively, to offset future taxable income. The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code. Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than a 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax expense (benefit) for each of the years ended December 31, 2017 and 2016 varied from the statutory rate of 34%, respectively, as follows:

	Year ended
	December 31,
	2017	2016

Statutory rate applied to income before income taxes	$(25,000)	$(6,000)
Increase (decrease) in income taxes resulting from:
State income taxes	—	—
Effects of rate changes on deferred tax assets and valuation allowance	49,400	—
Change in valuation allowance	(24,400)	6,000
Income tax expense	$—	$—

The Company's only temporary difference due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, as of December 31, 2017 and 2016, respectively, relate solely to the Company's net operating loss carryforward(s). This difference gives rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of December 31, 2017 and 2016, respectively:

	December 31,
	2017	2016
Deferred tax assets – 21% (2017) and 34% (2016)
Net operating loss carryforwards	$79,600	$104,000
Less valuation allowance	(79,600)	(104,000)
Net Deferred Tax Asset	$—	$—

During the each of the years ended December 31, 2017 and 2016, respectively, the valuation allowance for the deferred tax asset increased (decreased) by approximately ($24,400) and $6,000, respectively. Open tax years that are subject to IRS examination start from 2013.  The Company’s policy for recording interest and penalties are based on estimates and during the years ended December 31, 2017 and 2016 the Company recorded $0 and $0, respectively, in interest and penalties.

On December 22, 2017, the 2017 Tax Cuts and Jobs Act (the Tax Act) was enacted into law including a one-time mandatory transition tax on accumulated foreign earnings and a reduction of the corporate income tax rate to 21% effective January 1, 2018, among others. We are required to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax, remeasuring our U.S. deferred tax assets and liabilities as well as reassessing the net realizability of our deferred tax assets and liabilities. The Company does not have any foreign earnings and therefore, we do not anticipate the impact of a transition tax. We have remeasured our U.S. deferred tax assets at a statutory income tax rate of 21%. Since the Tax Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation are expected over the next 12 months, we consider the accounting of any transition tax, deferred tax re-measurements, and other items to be incomplete due to the forthcoming guidance and our ongoing analysis of final year-end data and tax positions. We expect to complete our analysis within the measurement period in accordance with SAB 118, and no later than fiscal year end December 31, 2018.

Note L- Stockholders' Deficit

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

During January 2017 to March 2017, 48 shareholders of the Company, who previously acquired shares of the Company’s common stock, par value of $0.001 per share (The “SMSA Crane Shares”), in a private placement with the Company, at a price of $3.31 per share, entered into an share exchange agreement with Coqui. The 48 investors agreed to exchange their SMSA Crane Shares for an equal value of shares of Coqui’s common stock, par value $0.1 per share (the “Coqui Shares”), and Coqui agreed to proceed with the proposed share exchange.  As a result, 1,663,443 SMSA Crane Shares outstanding held by these 48 shareholders and 151,300 outstanding warrants held by Pariter, the placement agent, were exchanged for Coqui Shares and warrants and the Company cancelled these SMSA Crane Shares and warrants.

On May 16, 2017, the Board of Directors approved the issuance of 47,490 shares of its common shares to Coquí, based on the private placement share price of $3.31 in satisfaction for the total debt owed to Coqui of $157,194.

On June 26, 2017, our former controlling shareholder, Coqui Radio Pharmaceuticals, Corp. (“Coqui”), sold 9,947,490 shares of common stock to Irwin Eskanos for a purchase price of $250,000.  See Note B - Changes of Control

There were no preferred shares issued and outstanding at December 31, 2017 and 2016. There were 10,047,495 shares and 11,663,448 shares of common stock issued and outstanding as of December 31, 2017 and 2016, respectively

Stock Warrants

The following table summarizes all warrant activity:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2015	151,300	$3.31	3.26	—
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled	—	—	—	—
Outstanding at December 31, 2016	151,300	$3.31	2.25	—
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled	(151,300)	$3.31	—	—
Outstanding at December 31, 2017	—	—	—	—
Exercisable at December 31, 2017	—	—	—	—

Note M- Subsequent Events

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and determined that there are no additional material subsequent events to report.

Item 9.

Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Dismissal of Previously Engaged Independent Registered Public Accounting Firm

On May 23, 2017, SMSA Crane Acquisition Corp. (the “Company”) dismissed SALBERG & COMPANY, P.A. (“SC”) as the Company’s independent registered public accounting firm. This dismissal was approved by the Company’s sole director.

SC’s reports on the Company’s financial statements as of and for the years ended December 31, 2014 and December 31, 2013 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle, except that the audit opinion contained an explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern.

During the fiscal years ended December 31, 2014 and December 31, 2013 and from January 1, 2015 through May 23, 2017, SC’s date of dismissal, there were: (i) no disagreements between the Company and SC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedure, which disagreements, if not resolved to the satisfaction of SC, would have caused SC to make reference to the subject matter of the disagreement(s) in their report; and (ii) no “reportable events” (as such term is defined in Item 304(a)(1)(v)(A)-(D) of Regulation S-K).

The Company provided SC with a copy of the above disclosure prior to its filing with the SEC and requested that SC furnish the Company with a letter addressed to the Securities and Exchange Commission (the “SEC”) stating whether or not SC agrees with the above disclosure, and if not, stating the aspects with which SC does not agree. A copy of the letter provided by SC is attached to this Current Report on Form 8-K as Exhibit 16.1.

Engagement of New Independent Registered Public Accounting Firm

On May 23, 2017, the Company, engaged Heaton & Company, PLLC (“Heaton PLLC”) as the Company’s independent registered public accounting firm. During the fiscal years ended December 31, 2014 and December 31, 2013 and from January 1, 2015 through May 23, 2017, Heaton PLLC’s date of engagement, neither the Company nor anyone acting on its behalf consulted Heaton PLLC with respect to either: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and no written report or oral advice was provided by Heaton PLLC to the Company that Heaton PLLC concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing, or financial reporting issue; or (ii) any matter that was the subject of either a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to such item) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

Item 9A.

Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2017. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, including our Chief Executive Officer and Chief Financial Officer, we have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2017 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2017, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2018: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Item 9B.

Other Information

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

The following information sets forth the names, ages, and positions of our current directors and executive officers as of April 17, 2018.

Name	Age	Present Positions

Irwin Eskanos	78	President, Chief Executive Officer, Chief Financial Officer, and sole Director

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Irwin Eskanos is our President, Secretary, Treasurer, Chief Executive Officer, Chief Financial Officer, and sole Director.  Mr. Eskanos has been a licensed attorney in California for over fifty years. He recently retired from the firm of Eskanos & Adler, which he founded in 1969.  Mr. Eskanos’ practice focused on commercial law and collections, representing major Fortune 500 companies and other businesses engaged in extensions of credit. He has been actively involved in the Commercial Law League of America, The National Association of Bankruptcy Trustees, the founding and development of the National Association of Retail Collection Attorneys (NARCA) and state and local Bar Associations including the Alameda County Bar, the San Francisco County Bar Association, the Contra Costa Bar Association and the California Creditor’s Bar Association (which Mr. Eskanos was an active participant in the founding in 2005).  In addition, Mr. Eskanos has authored practice books for lawyers for the University of California’s Continuing Education of the Bar.

As part of his service in the legal industry, Mr. Eskanos also served as a judge pro tem in the Oakland Piedmont Municipal Court, arbitrated actions as an Arbitrar appointed by the American Arbitration Association, and served for many years as an Arbitrar before the bar association being a member of the panel adjudicating disputes between clients and their attorneys. Mr. Eskanos continues to maintain a presence in the collections industry by maintaining his active participation in Alliance Credit Services, a national debt buyer. He is an active member of the Debt Buyers Association, which is the industry group of companies involved in purchasing “delinquent debt.” Following his recent retirement from the law firm of Eskanos & Adler, Mr. Eskanos has been engaged in providing pro bono work for those needing legal representation but without the financial ability to pay for the same. Mr. Eskanos is a graduate of the University of San Francisco School of Law.

Term of Office

Our Directors are appointed for a one year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by the Company to become directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past ten years, none of the following occurred with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Committees of the Board

We do not currently have a compensation committee, executive committee, or stock plan committee.

Audit Committee

We do not have a separately-designated standing audit committee. The entire Board of Directors performs the functions of an audit committee, but no written charter governs the actions of the Board when performing the functions of what would generally be performed by an audit committee. The Board approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the Board reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor. Our Board of Directors, which performs the functions of an audit committee, does not have a member who would qualify as an “audit committee financial expert” within the definition of Item 407(d)(5)(ii) of Regulation S-K. We believe that, at our current size and stage of development, the addition of a special audit committee financial expert to the Board is not necessary.

Nomination Committee

Our Board of Directors does not maintain a nominating committee. As a result, no written charter governs the director nomination process. Our size and the size of our Board, at this time, do not require a separate nominating committee.

When evaluating director nominees, our directors consider the following factors:

-

The appropriate size of our Board of Directors;

-

Our needs with respect to the particular talents and experience of our directors;

-

The knowledge, skills and experience of nominees, including experience in finance, administration or public service, in light of prevailing business conditions and the knowledge, skills and experience already possessed by other members of the Board;

-

Experience in political affairs;

-

Experience with accounting rules and practices; and

-

The desire to balance the benefit of continuity with the periodic injection of the fresh perspective provided by new Board members.

Our goal is to assemble a Board that brings together a variety of perspectives and skills derived from high quality business and professional experience. In doing so, the Board will also consider candidates with appropriate non-business backgrounds.

Other than the foregoing, there are no stated minimum criteria for director nominees, although the Board may also consider such other factors as it may deem are in our best interests as well as our stockholders. In addition, the Board identifies nominees by first evaluating the current members of the Board willing to continue in service. Current members of the Board with skills and experience that are relevant to our business and who are willing to continue in service are considered for re-nomination. If any member of the Board does not wish to continue in service or if the Board decides not to re-nominate a member for re-election, the Board then identifies the desired skills and experience of a new nominee in light of the criteria above. Current members of the Board are polled for suggestions as to individuals meeting the criteria described above. The Board may also engage in research to identify qualified individuals. To date, we have not engaged third parties to identify or evaluate or assist in identifying potential nominees, although we reserve the right in the future to retain a third party search firm, if necessary. The Board does not typically consider shareholder nominees because it believes that its current nomination process is sufficient to identify directors who serve our best interests.

Code of Ethics

As of December 31, 2017, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11.

Executive Compensation

Compensation Discussion and Analysis

Currently, our sole executive officer, Irwin Eskanos, does not receive compensation for his service.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended December 31, 2017 and December 31, 3016.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Irwin Eskanos,	2017	$-0-	-0-	-0-	-0-	-0-	-0-	-0-	$-0-
CEO, CFO, and Director	2016	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a

Carmen I. Bigles,	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
former officer	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Narrative Disclosure to the Summary Compensation Table

Our executive officers did not receive any compensation in 2017.

Stock Option Grants

We have not granted any stock options to the executive officers or directors since our inception.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2017.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number Of Shares or Shares of Stock That Have Not Vested (#)	Market Value of Shares or Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Shares or Other Rights That Have Not Vested (#)
Irwin Eskanos,	—	—	—	—	—	—	—	—	—
CEO, CFO, and Director

Director Compensation

The table below summarizes all compensation of our directors for our last completed fiscal year.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Irwin Eskanos	—	—	—	—	—	—	—
Carmen I. Bigles,	—	—	—	—	—	—	—
former director

Narrative Disclosure to the Director Compensation Table

We did not provide compensation to directors for their service as directors during our last fiscal year.

Employment Agreements with Current Management

We do not currently have an employment agreement with our sole officer and director.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 17, 2018, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly and the percentage shown is based on a total of 10,047,495 shares of common stock issued and outstanding.

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class
Common	Irwin Eskanos 4 Orinda Way, Suite 180-C Orinda, CA 94563	9,947,490	99.00%
Common	Total all executive officers and directors	9,947,490	99.00%

Common	Other 5% Shareholders
Common	None.

As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

The persons named above have full voting and investment power with respect to the shares indicated.  Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security.  Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.

Item 13.

Certain Relationships and Related Transactions, and Director Independence

Except as set forth below, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us:

1.

On June 26, 2017, our former controlling shareholder, Coqui Radio Pharmaceuticals, Corp. (“Coqui”), sold 9,947,490 shares of common stock to Irwin Eskanos for a purchase price of $250,000.  Concurrently with this sale of controlling interest, our board of directors appointed Mr. Eskanos as our new sole Director, President, Secretary, Treasurer, CEO, and CFO, and accepted the resignation of Carmen I. Bigles.  Also concurrently with the sale of controlling interest, Coqui agreed pay in full, and indemnify us for, our outstanding liabilities as of the date of the sale.

2.

As of December 31, 2017 and 2016, the Company owes $39,115 and $0, respectively, to Mr. Irwin Eskanos, the principal shareholder of the Company, for the funding of its current operating expenses. The amount owing is unsecured, non-interest bearing, and due on demand.

Director Independence

We are not a “listed issuer” within the meaning of Item 407 of Regulation S-K and there are no applicable listing standards for determining the independence of our directors. Applying the definition of independence set forth in Rule 4200(a)(15) of The Nasdaq Stock Market, Inc., we do not believe that we currently have any independent directors.

Item 14.

Principal Accounting Fees and Services

The following table presents the aggregate fees billed for each of the last two fiscal years by the Company’s independent registered public accounting firm, Heaton & Company, PLLC, dba Pinnacle Accountancy Group of Utah, in connection with the audit of the Company’s financial statements and other professional services rendered.

Year Ended:	Audit Services	Audit Related Fees	Tax Fees	Other Fees
December 31, 2017	$12,800	n/a	n/a	n/a
December 31, 2016	$0	n/a	n/a	n/a

Audit fees represent the professional services rendered for the audit of the Company’s annual consolidated financial statements and the review of the Company’s consolidated financial statements included in quarterly reports, along with services normally provided by the accounting firm in connection with statutory and regulatory filings or other engagements. Audit-related fees represent professional services rendered for assurance and related services by the accounting firm that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements that are not reported under audit fees.

Tax fees represent professional services rendered by the accounting firm for tax compliance, tax advice, and tax planning. All other fees represent fees billed for products and services provided by the accounting firm, other than the services reported for the other categories.

PART IV

Item 15.

Exhibits, Financial Statement Schedules

(a) Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)

Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws(1)
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 formatted in Extensible Business Reporting Language (XBRL).
	101.INS	XBRL Instance Document
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase
	101.LAB	XBRL Taxonomy Extension Label Linkbase
	101.DEF	XBRL Taxonomy Extension Definition Linkbase
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase
	101.SCH	XBRL Taxonomy Extension Schema

———————

(1)	Incorporated by reference to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on October 8, 2009.
*	Filed herewith

Item 16.

Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMSA Crane Acquisition Corp.

By:	/s/ Irwin Eskanos
Irwin Eskanos
President, Chief Executive Officer, Chief Financial Officer, and Director (Principal Executive Officer and Principal Financial Officer and Principal Accounting Officer)
April 17, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Irwin Eskanos
Irwin Eskanos
President, Chief Executive Officer, Chief Financial Officer, and Director (Principal Executive Officer and Principal Financial Officer and Principal Accounting Officer)
April 17, 2018