Form 10-Q
period 2018-03-31
SMSA CRANE ACQUISITION CORP.
filed 2018-05-21
CIK 1473287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,047,495 common shares as of May 14, 2018.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Our financial statements included in this Form 10-Q are as follows:

2	Condensed Balance Sheets as of March 31, 2018 (unaudited) and December 31, 2017;
3	Condensed Statements of Operations for the three months ended March 31, 2018 and 2017 (unaudited);
4	Condensed Statements of Cash Flows for the three months ended March 31, 2018 and 2017 (unaudited);
5	Notes to Unaudited Condensed Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2018 are not necessarily indicative of the results that can be expected for the full year.

SMSA Crane Acquisition Corp.

Condensed Balance Sheets

March 31, 2018 and December 31, 2017

	March 31,	December 31,
	2018	2017
	(Unaudited)
ASSETS

Current Assets
Cash – attorney escrow account	$8,551	$19,265
Prepaid expense	1,000	—

Total Current Assets	$9,551	$19,265

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$4,560	$7,393
Due to shareholder	39,115	39,115
Due to former shareholder	—	—
Due to related party	—	—

Total Current Liabilities	43,675	46,508

Total Liabilities	43,675	46,508

Stockholders' Deficit	(34,124)	(27,243)
Preferred stock - $0.001 par value, 10,000,000 shares authorized, No shares issued and outstanding	—	—
Common stock - $0.001 par value, 100,000,000 shares authorized, 10,047,495 shares and 10,047,495 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	10,048	10,048
Additional paid-in capital	341,928	341,928
Accumulated Deficit	(386,100)	(379,219)

Total Stockholders' Deficit	(34,124)	(27,243)

Total Liabilities and Stockholders' Deficit	$9,551	$19,265

The accompanying notes are an integral part of these financial statements.

SMSA Crane Acquisition Corp.

Condensed Statements of Operations

Three Months Ended March 31, 2018 and 2017

(Unaudited)

	Three Months Ended March 31,
	2018	2017

Revenues	$—	$—

Operating expenses
Professional fees	6,031	—
Other general and administrative costs	850	818
Total operating expenses	6,881	818

Other Income (Expense)
Total Other Income (Expense)	—	—

Income (Loss) from operations	(6,881)	(818)
Provision for income taxes	—	—
Net Income (Loss)	$(6,881)	$(818)

Earnings (Loss) per weighted-average share of common stock outstanding, computed on net income (loss) - basic and fully diluted	$(0.00)	$(0.00)

Weighted-average number of shares of common stock outstanding - basic and fully diluted	10,047,495	11,663,448

The accompanying notes are an integral part of these financial statements.

SMSA Crane Acquisition Corp.

Condensed Statements of Cash Flows

Three Months Ended March 31, 2018 and 2017

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Cash Flows from Operating Activities:
Net loss for the period	$(6,881)	$(818)
Adjustments to reconcile net loss to net cash used in operating activities

Changes in operating working capital items:
Increase in prepaid expense	(1,000)	—
Decrease in accounts payable and accrued expenses	(2,833)	(1,920)
Net Cash Used in Operating Activities	(10,714)	(2,738)

Cash Flows from Investing Activities:	—	—

Cash Flows from Financing Activities:
Advance from Shareholder	—	1,525
Advance from a former Shareholder	—	1,213
Net Cash Provided by Financing Activities	—	2,738

Increase in Cash	(10,714)	—
Cash at beginning of period	19,265	—
Cash at end of period	$8,551	$—

Supplemental Disclosure of Interest and Income Taxes Paid:
Interest paid during the period	—	—
Income taxes paid during the period	—	—

The accompanying notes are an integral part of these financial statements.

SMSA Crane Acquisition Corp.

Notes to Unaudited Condensed Financial Statements

March 31, 2018

Note A - Basis of presentation, Background and Description of Business

Basis of presentation

The accompanying unaudited condensed financial statements of SMSA Crane Acquisition Corp. have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited financial statements for the year ended December 31, 2017, included in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Note B - Change of Control

Coqui, the principal shareholder of the Company entered the Stock Purchase Agreement, effective as of the 26th day of June, 2017, with Irwin Eskanos (“Buyer”).  Coqui agreed to sell to the Buyer, and the Buyer agreed to purchase from Coqui, a total of 9,947,490 shares of common stock of the Company for a total purchase price of $250,000.  These purchased shares represented approximately 99.00% of the Company’s issued and outstanding shares of Common Stock. Also, concurrently with the sale of controlling interest, Coqui paid all outstanding liabilities of the Company as of the date of this sale. As a result, Coqui paid $130,000 of the Company’s outstanding accounts payable through the attorney’s escrow accounts and agreed to forgive all of its debts at the closing of this transaction. The Company recorded Coqui’s forgiveness of debt of $130,000 under Additional Paid in Capital, for the year ended December 31, 2017.

On June 26, 2017, the board of directors appointed Irwin Eskanos as our new sole Director, President, Secretary, Treasurer, CEO, and CFO. Following these appointments, the board accepted the resignation of Carmen I. Bigles as our former sole officer and director.

Note C – Going Concern

We have incurred recurring losses since inception and expect to continue to incur losses as a result of legal and professional fees and our corporate general and administrative expenses. Our net losses incurred for the three months ended March 31, 2018 and 2017, amounted to approximately $7,000 and $1,000, respectively, and working capital (deficits) was approximately $(34,000) and $(27,000), respectively, at March 31, 2018 and December 31, 2017. As a result, there is substantial doubt about our ability to continue as a going concern. In the event that we are unable to generate sufficient cash from our operating activities or raise additional funds, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our business, operating results, financial condition and long-term prospects. The Company expects to seek to obtain additional funding through future equity issuances. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

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

As of March 31, 2018 and December 31, 2017, the Company had no outstanding stock warrants, options or convertible securities which could be considered dilutive for purposes of the loss per share calculation.

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

The carrying amount of due to the shareholder and accrued liabilities, as applicable, approximates fair value due to the short-term nature of these items. The fair value of the related party notes payable cannot be determined because of the Company's affiliation with the parties with whom the agreements exist. The carrying amount approximates its fair value at March 31, 2018 and December 31, 2017. The use of different assumptions or methodologies may have a material effect on the estimates of fair values.

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

Note F - Due to Shareholder

As of March 31, 2018 and December 31, 2017, the Company owes $39,115 and $39,115, respectively, to Mr. Irwin Eskanos, the principal shareholder of the Company, for the funding of its current operating expenses. The amount owing is unsecured, non-interest bearing, and due on demand.

Note G - Concentration of Credit Risk

At times cash deposited with financial institutions may exceed federally insured limits. The Company has not experienced any losses in such accounts through March 31, 2018.

Note H - Contingencies

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

Note I - Income Taxes

The components of income tax (benefit) expense for each of the three months ended March 31, 2018 and 2017 are as follows:

Three Months Ended
March 31,
	2018	2017
Federal:
Current	$—	$—
Deferred	—	—
	—	—
State:
Current	—	—
Deferred	—	—
	—	—
Total	$—	$—

As of March 31, 2018 and December 31, 2017, the Company has a net operating loss carryforward of approximately $386,000 and $379,000, respectively, to offset future taxable income. The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code. Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than a 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax expense (benefit) for each of the three months ended March 31, 2018 and 2017 varied from the statutory rate of 21% and 34%, respectively, as follows:

	Three Months Ended
	March 31,
	2018	2017

Statutory rate applied to income before income taxes	$(1,400)	$(300)
Increase (decrease) in income taxes resulting from:
State income taxes	—	—
Other, including reserve for deferred tax asset and application of net operating loss carryforward	1,400	300
Income tax expense	$—	$—

The Company's only temporary difference due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, as of March 31, 2018 and December 31, 2017, respectively, relate solely to the Company's net operating loss carryforward(s). This difference gives rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of March 31, 2018 and December 31, 2017, respectively:

	As of March 31, 2018	As of December 31, 2017
Deferred tax assets
Net operating loss carryforwards	$81,000	$79,600
Less valuation allowance	(81,000)	(79,600)
Net Deferred Tax Asset	$—	$—

During the each of the three months ended March 31, 2018 and 2017, respectively, the valuation allowance for the deferred tax asset increased by approximately $1,400 and $300, respectively. Open tax years that are subject to IRS examination start from 2013.  The Company’s policy for recording interest and penalties are based on estimates and during the three months ended March 31, 2018 and 2017 the Company recorded $0 and $0, respectively, in interest and penalties.

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

Note J- Stockholders' Deficit

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

There were no common shares issued or cancelled during the three months ended March 31, 2018.

There were no preferred shares issued and outstanding at March 31, 2018 and December 31, 2017. There were 10,047,495 shares and 10,047,495 shares of common stock issued and outstanding as of March 31, 2018 and December 31, 2017, respectively.

Note K- Subsequent Events

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

Results of Operations

For the three months ended March 31, 2018 and 2017

Revenue

The Company had no revenue for the three months ended March 31, 2018 and 2017 respectively.

Operating Expenses

The following table presents our total operating expenses for the three months ended March 31, 2018 and 2017:

	Three months ended March 31,
	2018	2017
Professional fees	$6,031	$—
Other general and administrative costs	850	818
Operating expenses	$6,881	$818

Operating expenses consist mostly of the maintenance fee of the corporate entity and the preparation and filing of reports with the Securities and Exchange Commission. The increase in professional fees in 2018 was mainly due to the increase in professional fees due to the costs of maintaining its SEC filing requirements versus in 2017 the Company was not current in its SEC filings at the time.

Net loss per share for the three months ended March 31, 2018 and 2017 was approximately $(0.00) and $(0.00), respectively based on the weighted-average shares issued and outstanding.

It is anticipated that future operating expenses will increase as the Company complies with its periodic reporting requirements and effects a business combination, although there can be no assurance that the Company will be successful in effecting a business combination.

Liquidity and Capital Resources

As of March 31, 2018, the Company had current assets of $9,551, consisting of cash in the amount of $8,551 and prepaid expenses of $1,000.  On March 31, 2018, the Company had current liabilities of $43,675, consisting of an amount due to our controlling shareholder of $39,115, and accounts payable of accrued expenses of $4,560.  Our working capital deficit as of March 31, 2018 was $34,124.

Since its inception, the Company has financed its cash requirements from the sale of common stock and advances from related parties. Uses of funds have included activities to establish our business, professional fees and other general and administrative expenses.

We believe the Company will need additional resources to implement its strategic objectives in upcoming quarters. Due to our lack of operating history, however, our auditors have stated their opinion that there currently exists substantial doubt about our ability to continue as a going concern. As of March 31, 2018, the Company has an accumulated deficit of approximately $386,100. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

The ability of the Company to continue as a going concern is dependent upon, among other things, obtaining additional financing to continue its filings with the Securities and Exchange Commission in 2018. In response to this and other potential problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The following table provides detailed information about our net cash flow for the periods presented in this Report.

Cash Flow

	Three months ended March 31,
	2018	2017
Net cash used in operating activities	$(10,714)	$(2,738)
Net cash provided by investing activities	—	—
Net cash provided by financing activities	—	2,738
Net cash inflow (outflow)	$(10,714)	$—

Operating Activities

Cash used in operating activities for the three months ended March 31, 2018, consisted of net loss as well as the effect of changes in working capital. The increase in cash used in operating activities of approximately $11,000 was mainly due to the increase in net loss in in the first quarter of 2018 and a decrease in accounts payable.

Investing Activities

Net cash provided by our investing activities for the three months ended March 31, 2018 and 2017 was $0.

Financing Activities

Net cash provided by our financing activities for the three months ended March 31, 2018, as compared to 2017 was increased by $2,738 due to changes in the timing of advances from our controlling shareholder.

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

Off Balance Sheet Arrangements

As of March 31, 2018, there were no off balance sheet arrangements.

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

ITEM 4. CONTROLS AND PROCEDURES.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2018. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Irwin Eskanos. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2018.

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

SMSA Crane Acquisition Corp.

Date: May 17, 2018	By:	/s/ Irwin Eskanos
	Name:	Irwin Eskanos
	Title:	Chief Executive Officer,
Chief Financial Officer, and Director