Form 10-Q
period 2018-06-30
SMSA CRANE ACQUISITION CORP.
filed 2019-12-16
CIK 1473287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2018

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

________________________________________________________

(Former Name, Former Address and Former Fiscal Year if Changed Since Last Report)

 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☑

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐  No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐ Non-Accelerated Filer ☑	Accelerated Filer ☐ Smaller reporting company ☑
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,047,495 common shares as of December 13, 2019.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Our financial statements included in this Form 10-Q are as follows:

2	Condensed Balance Sheets as of June 30, 2018 and December 31, 2017 (unaudited);
3	Condensed Statements of Operations for the three and six months ended June 30, 2018 and 2017 (unaudited);
4	Condensed Statements of Changes in Stockholders' Equity (Deficit) for the six months ended June 30, 2018 and 2017 (unaudited);
5	Condensed Statements of Cash Flows for the six months ended June 30, 2018 and 2017 (unaudited);
6	Notes to Unaudited Condensed Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2018 are not necessarily indicative of the results that can be expected for the full year.

SMSA Crane Acquisition Corp.

Condensed Balance Sheets

June 30, 2018 and December 31, 2017

(Unaudited)

	June 30,	December 31,
	2018	2017

ASSETS

Current Assets
Cash – attorney escrow account	$—	$19,265

Total Current Assets	$—	$19,265

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$15,959	$7,393
Due to shareholder	39,115	39,115

Total Current Liabilities	55,074	46,508

Total Liabilities	55,074	46,508

Stockholders' Deficit
Preferred stock - $0.001 par value
10,000,000 shares authorized.
No shares issued and outstanding	—	—
Common stock - $0.001 par value.
100,000,000 shares authorized.
10,047,495 shares issued and outstanding	10,048	10,048
Additional paid-in capital	341,928	341,928
Accumulated deficit	(407,050)	(379,219)

Total Stockholders' Deficit	(55,074)	(27,243)

Total Liabilities and Stockholders' Deficit	$—	$19,265

The accompanying notes are an integral part of these financial statements

SMSA Crane Acquisition Corp.

Condensed Statements of Operations

Three Months and Six Months Ended June 30, 2018 and 2017

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Revenues	$—	$—	$—	$—

Operating expenses
Professional fees	16,576	37,000	22,607	37,000
Other general and administrative costs	4,374	5,030	5,224	5,848
Total operating expenses	20,950	42,030	27,831	42,848

Other Income (Expense)
Total Other Income (Expense)	$—	$—	$—	$—

Income (Loss) from operations	(20,950)	(42,030)	(27,831)	(42,848)
Provision for income taxes	—	—	—	—
Net Income (Loss)	$(20,950)	$(42,030)	$(27,831)	$(42,848)

Earnings (Loss) per weighted-average share
of common stock outstanding,
computed on net income (loss) - basic
and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted-average number of
shares of common stock
outstanding - basic and
fully diluted	10,047,495	10,644,995	10,047,495	11,151,408

The accompanying notes are an integral part of these financial statements

SMSA Crane Acquisition Corp.

Condensed Statements of Changes in Stockholders' Equity (Deficit)

For the Six Months Ended June 30, 2018 and 2017

(Unaudited)

			Additional
	Common Stock		paid-in	Accumulated
	Shares	Amount	capital	Deficit	Total
Balances at December 31, 2017	10,047,495	10,048	341,928	(379,219)	(27,243)

Net loss for the period	—	—		(6,881)	(6,881)
Balances at March 31, 2018	10,047,495	10,048	341,928	(386,100)	(34,124)

Net loss for the period	—	—		(20,950)	(20,950)
Balances at June 30, 2018	10,047,495	10,048	341,928	(407,050)	(55,074)

			Additional
	Common Stock		paid-in	Accumulated
	Shares	Amount	capital	Deficit	Total
Balances at December 31, 2016	11,663,448	11,664	49,546	(305,557)	(244,347)

Net loss for the period	—	—		(818)	(818)
Balances at March 31, 2017	11,663,448	11,664	49,546	(306,375)	(245,165)

Cancellation of shares	(1,663,443)	(1,663)	1,663		—
Issuance of shares for debt	47,490	47	157,148		157,195
Shareholders’ contribution			130,000		130,000
Net loss for the period	—	—		(42,030)	(42,030)
Balances at June 30, 2017	10,047,795	10,048	338,357	(348,405)	—

The accompanying notes are an integral part of these financial statements

SMSA Crane Acquisition Corp.

Condensed Statements of Cash Flows

Six Months Ended June 30, 2018 and 2017

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash Flows from Operating Activities:
Net loss for the period	$(27,831)	$(42,848)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating working capital items:
Increase in accounts payable and accrued expenses	8,566	46,728
Increase in due to parent	—	1,525
Decrease in due to related party	—	(5,405)
Net Cash Used in Operating Activities	(19,265)	—

Cash Flows from Investing Activities:	—	—

Cash Flows from Financing Activities:	—	—

Increase in Cash	(19,265)	—
Cash at beginning of period	19,265	—
Cash at end of period	$—	$—

Supplemental Disclosure of Interest and Income Taxes Paid:
Interest paid during the period	$—	$—
Income taxes paid during the period	$—	$—

Supplemental Disclosure of Non-cash Flow Investing and Financing Activities:
Cancellation of shares	$—	$1,663
Shares issued for debt	$—	$157,195
Forgiveness of debt - shareholder	$—	$130,000

The accompanying notes are an integral part of these financial statements

SMSA Crane Acquisition Corp.

Notes to Financial Statements

June 30, 2018

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

Note C – Going Concern

We have incurred recurring losses since inception and expect to continue to incur losses as a result of legal and professional fees and our corporate general and administrative expenses. Our net losses incurred for the six months ended June 30, 2018 and June 30, 2017, amounted to approximately $28,000 and $43,000, respectively, and working capital (deficits) was approximately $(55,000) and $(27,000), respectively, at June 30, 2018 and December 31, 2017. As a result, there is substantial doubt about our ability to continue as a going concern. In the event that we are unable to generate sufficient cash from our operating activities or raise additional funds, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our business, operating results, financial condition and long-term prospects. The Company expects to seek to obtain additional funding through future equity issuances. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

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

Fully diluted earnings (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of common stock equivalents.

Common stock equivalents represent the dilutive effect of the assumed exercise of outstanding stock warrants, the options or convertible securities ,using if-converted method, and only if the common stock equivalents are considered dilutive based upon the Company's net income (loss) position.

As of June 30, 2018 and December 31, 2017, the Company had no outstanding stock warrants, options or convertible securities which could be considered dilutive for purposes of the loss per share calculation.

Recent Accounting Pronouncements

Management does not believe that any recently adopted or issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note E - Fair Value of Financial Instruments and fair value measurements

The carrying amount of cash, accounts payable and accrued expenses and due to shareholder, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

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

Note F - Due to Shareholder

As of June 30, 2018 and December 31, 2017, the Company owes $39,115 and $39,115, respectively, to Mr. Irwin Eskanos, the principal shareholder of the Company, for the funding of its current operating expenses. The amount owing is unsecured, non-interest bearing, and due on demand.

Note G - Concentration of Credit Risk

At times cash deposited with financial institutions may exceed federally insured limits. The Company has not experienced any losses in such accounts through June 30, 2018.

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

Note I - Stockholders' Deficit

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

During January 2017 to March 2017, 48 shareholders of the Company, who previously acquired shares of the Company’s common stock, par value of $0.001 per share (the “SMSA Crane Shares”), in a private placement with the Company, at price of $3.31 per share, enter into an share exchange agreement with Coqui. The 48 investors agreed to exchange their SMSA Crane Shares for an equal value of shares of Coqui’s common stock, par value of $0.1 per share (the “Coqui Shares”), and Coqui agreed to proceed with the proposed share exchange. As a result, 1,663,443 SMSA Crane Shares outstanding held by these 48 shareholders and 51,300 outstanding warrants held by Pariter, the placement agent, were exchanged for Coqui Shares and warrants and the Company cancelled these SMSA Crane Shares and warrants.

On May 16, 2017, the Board of Directors approved the issuance of 47,490 shares of its common shares to Coqui, based on the private placement share price of $3.31 in satisfaction for the total debt owed to Coqui of $157,195.

On June 26, 2017, our former controlling shareholder, Coqui Radio Pharmaceuticals Corp. (“Coqui”), sold 9,947,490 shares of common stock to Irwin Eskanos for a purchase price of $250,000. See Note B – Changes of Control.

There were no common shares issued or cancelled during the six months ended June 30, 2018.

There were no preferred shares issued and outstanding at June 30, 2018 and December 31, 2017. There were 10,047,495 shares and 10,047,495 shares of common stock issued and outstanding with a par value of $0.001 as of June 30, 2018 and December 31, 2017, respectively.

Note J - Subsequent Events

In accordance with ASC 855-10, Company management reviewed all material events through the date of the issuance of these financial statements and determined that there are no additional material subsequent events to report, except as noted.

During October 2019, the Company received a loan of $35,000 from Mr. Irwin Eskanos, the principal shareholder of the Company, for the funding of its current operating expenses. The amount owing is unsecured, non-interest bearing, and due on demand.

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

Results of Operations

For the three and six months ended June 30, 2018 and 2017

Revenue

The Company had no revenue for the three and six months ended June 30, 2018 and 2017 respectively.

Operating Expenses

The following table presents our total operating expenses for the three and six months ended June 30, 2018 and 2017:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Professional fees	$16,576	$37,000	$22,607	$37,000
Other general and administrative costs	4,374	5,030	5,224	5,848
Operating expenses	$20,950	$42,030	$27,831	$42,848

Operating expenses consist mostly of the maintenance fee of the corporate entity and the preparation and filing of reports with the Securities and Exchange Commission. The decrease in operating expenses for the three and six months of 2018 was mainly due to the decrease in professional fees compared with periods of 2017, which the Company complied with its periodic reporting requirements and effects a business combination.

Liquidity and Capital Resources

As of June 30, 2018, the Company had no current assets.  On June 30, 2018, the Company had current liabilities of $55,704, consisting of an amount due to our controlling shareholder of $39,115, and accounts payable of accrued expenses of $15,959.  Our working capital deficit as of June 30, 2018 was $55,074.

Since its inception, the Company has financed its cash requirements from the sale of common stock and advances from related parties. Uses of funds have included activities to establish our business, professional fees and other general and administrative expenses.

We believe the Company will need additional resources to implement its strategic objectives in upcoming quarters. Due to our lack of operating history, however, our auditors have stated their opinion that there currently exists substantial doubt about our ability to continue as a going concern. As of June 30, 2018, the Company has an accumulated deficit of approximately $407,050. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

The ability of the Company to continue as a going concern is dependent upon, among other things, obtaining additional financing to continue its filings with the Securities and Exchange Commission. In response to this and other potential problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The following table provides detailed information about our net cash flow for the periods presented in this Report.

Cash Flow

	Six months ended June 30,
	2018	2017
Net cash used in operating activities	$(19,265)	$—
Net cash provided by investing activities	—	—
Net cash provided by financing activities	—	—
Net cash inflow (outflow)	$(19,265)	$—

Operating Activities

Cash used in operating activities for the six months ended June 30, 2018, consisted of a net loss of $27,831, offset in part by an increase in accounts payable and accrued expenses of $8,566. The increase in cash used in operating activities of approximately was mainly due to the increase in net loss in in the first half of 2018 and an increase in accounts payable.

Investing Activities

Net cash provided by our investing activities for the six months ended June 30, 2018 and 2017 was $0.

Financing Activities

Net cash provided by our financing activities for the six months ended June 30, 2018 and 2017 was $0.

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

Off Balance Sheet Arrangements

As of June 30, 2018, there were no off balance sheet arrangements.

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

ITEM 4. CONTROLS AND PROCEDURES.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2018. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Irwin Eskanos. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2018.

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

SMSA Crane Acquisition Corp.

Date: December 16, 2019	By:	/s/ Irwin Eskanos
	Name:	Irwin Eskanos
	Title:	Chief Executive Officer,
Chief Financial Officer, and Director