Form 10-Q
period 2018-09-30
SMSA CRANE ACQUISITION CORP.
filed 2020-01-15
CIK 1473287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2018

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,047,495 common shares as of January 15, 2020.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Our financial statements included in this Form 10-Q are as follows:

2	Condensed Balance Sheets as of September 30, 2018 and December 31, 2017 (unaudited);
3	Condensed Statements of Operations for the three and nine months ended September 30, 2018 and 2017 (unaudited);
4	Condensed Statements of Changes in Stockholders' Equity (Deficit) for the nine months ended September 30, 2018 and 2017 (unaudited);
5	Condensed Statements of Cash Flows for the nine months ended September 30, 2018 and 2017 (unaudited);
6	Notes to Unaudited Condensed Financial Statements.

These condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2018 are not necessarily indicative of the results that can be expected for the full year.

SMSA Crane Acquisition Corp.

Condensed Balance Sheets

September 30, 2018 and December 31, 2017

(Unaudited)

	September 30,	December 31,
	2018	2017

ASSETS

Current Assets
Cash – attorney escrow account	$—	$19,265

Total Current Assets	$—	$19,265

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$17,595	$7,393
Due to shareholder	39,115	39,115

Total Current Liabilities	56,710	46,508

Total Liabilities	56,710	46,508

Stockholders' Deficit
Preferred stock - $0.001 par value
10,000,000 shares authorized.
No shares issued and outstanding	—	—
Common stock - $0.001 par value.
100,000,000 shares authorized.
10,047,495 shares issued and outstanding	10,048	10,048
Additional paid-in capital	341,928	341,928
Accumulated deficit	(408,686)	(379,219)

Total Stockholders' Deficit	(56,710)	(27,243)

Total Liabilities and Stockholders' Deficit	$—	$19,265

The accompanying notes are an integral part of these financial statements

SMSA Crane Acquisition Corp.

Condensed Statements of Operations

Three Months and Nine Months Ended September 30, 2018 and 2017

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Revenues	$—	$—	$—	$—

Operating expenses
Professional fees	649	8,845	23,256	45,845
Other general and administrative costs	987	3,321	6,211	9,169
Total operating expenses	1,636	12,166	29,467	55,014

Other Income (Expense)
Total Other Income (Expense)	$—	$—	$—	$—

Income (Loss) from operations	(1,636)	(12,166)	(29,467)	(55,014)
Provision for income taxes	—	—	—	—
Net Income (Loss)	$(1,636)	$(12,166)	$(29,467)	$(55,014)

Earnings (Loss) per weighted-average share
of common stock outstanding,
computed on net income (loss) - basic
and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted-average number of
shares of common stock
outstanding - basic and
fully diluted	10,047,495	10,047,495	10,047,495	10,245,213

The accompanying notes are an integral part of these financial statements

SMSA Crane Acquisition Corp.

Statements of Changes in Stockholders' Equity (Deficit)

For the Nine Months Ended September 30, 2018 and 2017

(Unaudited)

	Common Stock		Additional paid-in capital	Accumulated Deficit
	Shares	Amount	Amount	Amount	Total
Balances at December 31, 2017	10,047,495	$10,048	$341,928	$(379,219)	$(27,243)

Net loss for the period	—	—		(6,881)	(6,881)
Balances at March 31, 2018	10,047,495	10,048	341,928	(386,100)	(34,124)

Net loss for the period	—	—		(20,950)	(20,950)
Balances at June 30, 2018	10,047,495	10,048	341,928	(407,050)	(55,074)

Net loss for the period	—	—		(1,636)	(1,636)
Balances at September 30, 2018	10,047,495	$10,048	$341,928	$(408,686)	$(56,710)

	Common Stock		Additional paid-in capital	Accumulated Deficit
	Shares	Amount	Amount	Amount	Total
Balances at December 31, 2016	11,663,448	$11,664	$49,546	$(305,557)	$(244,347)

Net loss for the period	—	—		(818)	(818)
Balances at March 31, 2017	11,663,448	11,664	49,546	(306,375)	(245,165)

Cancellation of shares	(1,663,443)	(1,663)	1,663		—
Issuance of shares for debt	47,490	47	157,148		157,195
Forgiveness of debt - shareholder			130,000		130,000
Net loss for the period	—	—		(42,030)	(42,030)
Balances at June 30, 2017	10,047,495	10,048	338,357	(348,405)	—

Net loss for the period				(12,166)	(12,166)
Balances at September 30, 2017	10,047,495	$10,048	$338,357	$(360,571)	$(12,166)

The accompanying notes are an integral part of these financial statements

SMSA Crane Acquisition Corp.

Condensed Statements of Cash Flows

Nine Months Ended September 30, 2018 and 2017

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash Flows from Operating Activities:
Net loss for the period	$(29,467)	$(55,014)
Adjustments to reconcile net loss to net cash used in operating activities

Changes in operating working capital items:
Increase in accounts payable and accrued expenses	10,202	49,648
Net Cash Used in Operating Activities	(19,265)	(5,366)

Cash Flows from Investing Activities:	—	—

Cash Flows from Financing Activities:
Repayment to a related party		(5,405)
Advance from Shareholder	—	39,115
Advance from a former Shareholder	—	1,525
Net Cash Provided by Financing Activities	—	35,235

Increase (Decrease) in Cash	(19,265)	29,869
Cash at beginning of period	19,265	—
Cash at end of period	$—	$29,869

Supplemental Disclosure of Interest and Income Taxes Paid:
Interest paid during the period	$—	$—
Income taxes paid during the period	$—	$—

Supplemental Disclosure of Non-Cash Flow Investing and Financing Activities:
Cancellation of shares	$—	$1,663
Shares issued for debt	$—	$157,195
Forgiveness of debt	$—	$130,000

SMSA Crane Acquisition Corp.

Notes to Financial Statements

September 30, 2018

(Unaudited)

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

The Company's emergence from Chapter 11 of Title 11 of the United States Code on August 1, 2007 caused a change in majority ownership and voting control - that is, loss of control by the then-existing stockholders, a court-approved reorganization, and a reliable measure of the entity's fair value - resulting in a fresh start, creating, in substance, a new reporting entity. Accordingly, the Company, post-bankruptcy, had no significant assets, liabilities or operating activities. Therefore, the Company, as a new reporting entity, qualified as a shell company as defined in Rule 405 under the Securities Act of 1933, and Rule 12b-2 under the Securities Exchange Act of 1934. The Company's Plan of Reorganization (the "Plan") was confirmed by the United States Bankruptcy Court, Northern District of Texas – Dallas Division on August 1, 2007 and became effective on August 10, 2007. On November 5, 2010, the Company entered into a transaction with Carolyn C. Shelton, a resident of Tyler, Texas, pursuant to which she acquired 9,500,000 shares of our common stock for approximately $9,500 cash or $0.001 per share and a Certificate of Compliance with certain bankruptcy confirmation provisions was issued by the Bankruptcy Court on November 10, 2010.

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

Note B - Change of Control

Coqui the principal shareholder of the Company entered the Stock Purchase Agreement, effective as of the 26th day of June, 2017, with Irwin Eskanos (“Buyer”).  Coqui agreed to sell to the Buyer, and the Buyer agreed to purchase from Coqui, a total of 9,947,490 shares of common stock of the Company for a total purchase price of $250,000.  These purchased shares represented approximately 99.00% of the Company’s issued and outstanding shares of Common Stock. Also, concurrently with the sale of controlling interest, Coqui paid all outstanding liabilities of the Company as of the date of this sale. As a result, Coqui paid $130,000 of the Company’s outstanding accounts payable through the attorney’s escrow accounts and agreed to forgive all of its debts at the closing of this transaction. The Company recorded Coqui’s forgiveness of debt of $130,000 under Additional paid in capital, for the nine months ended September 30, 2017.

On June 26, 2017, the board of directors appointed Irwin Eskanos as our new sole Director, President, Secretary, Treasurer, CEO, and CFO. Following these appointments, the board accepted the resignation of Carmen I. Bigles as our former sole officer and director.

Note C – Going Concern

We have incurred recurring losses since inception and expect to continue to incur losses as a result of legal and professional fees and our corporate general and administrative expenses. Our net losses incurred for the nine months ended September 30, 2018 and September 30, 2017, amounted to $29,467 and $55,014, respectively, and working capital (deficits) was approximately $(57,000) and $(27,000), respectively, at September 30, 2018 and December 31, 2017. As a result, there is substantial doubt about our ability to continue as a going concern. In the event that we are unable to generate sufficient cash from our operating activities or raise additional funds, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our business, operating results, financial condition and long-term prospects. The Company expects to seek to obtain additional funding through future equity issuances. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

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

Fully diluted earnings (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of common stock.

Common stock equivalents represent the dilutive effect of the assumed exercise of outstanding stock warrants, options or convertible securities by using the if-converted method, and only if the common stock equivalents are considered dilutive based upon the Company's net income (loss) position at the calculation date.

As of September 30, 2018 and December 31, 2017, the Company had no outstanding stock warrants, options or convertible securities which could be considered dilutive for purposes of the loss per share calculation.

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

Note F - Due to Shareholder

As of September 30, 2018 and December 31, 2017, the Company owes $39,115 and $39,115, respectively, to Mr. Irwin Eskanos, the principal shareholder of the Company, for the funding of its current operating expenses. The amount owing is unsecured, non-interest bearing, and due on demand.

Note G - Concentration of Credit Risk

At times cash deposited with financial institutions may exceed federally insured limits. The Company has not experienced any losses in such accounts through September 30, 2018.

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

There were no common shares issued or cancelled during the nine months ended September 30, 2018.

There were no preferred shares issued and outstanding at September 30, 2018 and December 31, 2017. There was 10,047,495 of common stock issued and outstanding with a par value of $0.001 as of September 30, 2018 and December 31, 2017.

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

Results of Operations

For the three and nine months ended September 30, 2018 and 2017

Revenue

The Company had no revenue for the three and nine months ended September 30, 2018 and 2017 respectively.

Operating Expenses

The following table presents our total operating expenses for the three and nine months ended September 30, 2018 and 2017:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Professional fees	$649	$8,845	$23,256	$45,845
Other general and administrative costs	987	3,321	6,211	9,169
Operating expenses	$1,636	$12,166	$29,467	$55,014

Operating expenses consist mostly of the maintenance fee of the corporate entity and the preparation and filing of reports with the Securities and Exchange Commission. The decrease in operating expenses for the three and nine months ended September 30, 2018, as compared to the three and nine months ended September 30, 2017 was mainly due to the decrease in professional fees during these periods in 2018 as compared with 2017, during which the Company complied with its periodic reporting requirements and effected a business combination.

Liquidity and Capital Resources

As of September 30, 2018, the Company had no current assets. On September 30, 2018, the Company had current liabilities of $56,710, consisting of an amount due to our controlling shareholder of $39,115, and accounts payable of accrued expenses of $17,595.  Our working capital deficit as of September 30, 2018 was $56,710.

Since its inception, the Company has financed its cash requirements from the sale of common stock and advances from related parties. Uses of funds have included activities to establish our business, professional fees and other general and administrative expenses.

We believe the Company will need additional resources to implement its strategic objectives in upcoming quarters. Due to our lack of operating history, however, our auditors have stated their opinion that there currently exists substantial doubt about our ability to continue as a going concern. As of September 30, 2018, the Company has an accumulated deficit of approximately $408,686. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

The following table provides detailed information about our net cash flow for the periods presented in this Report.

Cash Flow

	Nine months ended September 30,
	2018	2017
Net cash used in operating activities	$(19,265)	$(5,366)
Net cash provided by investing activities	—	—
Net cash provided by financing activities	—	35,235
Net cash inflow (outflow)	$(19,265)	$29,869

Operating Activities

Cash used in operating activities for the nine months ended September 30, 2018, consisted of a net loss of $29,467, offset in part by an increase in accounts payable and accrued expenses of $10,202. The increase in cash used in operating activities during the nine months ended September 30, 2018, as compared to the same period in 2017, was due to the decrease in net loss from $55,014 in 2017 to $29,467 offset by increases in accounts payable and accrued expenses.

Investing Activities

Net cash provided by our investing activities for the nine months ended September 30, 2018 and 2017 was $0.

Financing Activities

Net cash provided by our financing activities for the nine months ended September 30, 2018 was $0. Net cash provided by our financing activities for the nine months ended September 30, 2017 was $35,235, consisting mainly of an advance from our controlling shareholder.

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

Off Balance Sheet Arrangements

As of September 30, 2018, there were no off balance sheet arrangements.

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

ITEM 4. CONTROLS AND PROCEDURES.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2018. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Irwin Eskanos. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2018.

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

SMSA Crane Acquisition Corp.

Date: January 15, 2020	By:	/s/ Irwin Eskanos
	Name:	Irwin Eskanos
	Title:	Chief Executive Officer,
Chief Financial Officer, and Director