Form 10-K
period 2018-12-31
SMSA CRANE ACQUISITION CORP.
filed 2020-05-01
CIK 1473287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018

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

(925) 791-1440

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Not Applicable

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common stock, par value of $0.001

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☑

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit files).  Yes ☐  No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☑	Smaller reporting company ☑
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $n/a

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 10,047,495 as of May 1, 2020.

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

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted under the symbol “SSCR” on the over-the-counter electronic quotation system operated by OTC Markets Group, Inc. There has been only sporadic trading in our common stock and an active market has not developed at this time.

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

Holders of Our Common Stock

As of May 1, 2020, we had 10,047,495 shares of our common stock issued and outstanding, held by approximately 492 shareholders of record.

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

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a timely basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Fiscal Year Ended December 31, 2018 Compared to Fiscal Year Ended December 31, 2017

Revenue

The Company had no revenue for the years ended December 31, 2018 and 2017 respectively.

Operating Expenses

The following table presents our total operating expenses for the years ended December 31, 2018 and 2017:

	Years ended December 31,
	2018	2017
Professional fees	$31,075	$58,524
Other general and administrative costs	7,162	15,138
Operating expenses	$38,237	$73,662

Operating expenses consist mostly of the maintenance fees of the corporate entity and the preparation and filing of reports with the Securities and Exchange Commission. The decrease in operating expenses for the year ended December 31, 2018, as compared to the year ended December 31, 2017 was mainly due to the decrease in professional fees in 2018 as compared with 2017. There was a decrease in professional fees in 2018 compared to 2017 because the Company effected a business combination in 2017 and complied more fully with its periodic reporting requirements in 2017 as compared to 2018.

Liquidity and Capital Resources

Since its inception, the Company has financed its cash requirements from the sale of common stock and advances from related parties. Uses of funds have included activities to establish our business, professional fees and other general and administrative expenses.

We believe the Company will need additional resources to implement its strategic objectives in upcoming quarters. Due to our lack of operating history, however, our auditors have stated their opinion that there currently exists substantial doubt about our ability to continue as a going concern. As of December 31, 2018, the Company has an accumulated deficit of $417,456. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

The ability of the Company to continue as a going concern is dependent upon, among other things, obtaining additional financing to continue its filings with the Securities and Exchange Commission in 2019. In response to this and other potential problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The following table provides detailed information about our net cash flow for years presented in this Report.

Cash Flow

	Year ended December 31,
	2018	2017
Net cash used in operating activities	$(23,939)	$(15,969)
Net cash provided by investing activities	—	—
Net cash provided by financing activities	7,500	35,234
Net cash inflow (outflow)	$(16,439)	$19,265

Operating Activities

Cash used in operating activities for the years ended December 31, 2018 and 2017 consisted of net loss as well as the effect of changes in working capital. The increase in cash used in operating activities of approximately $7,970 was due to a smaller increase in accounts payable in 2018 (a $43,395 smaller increase), offset by a $35,425 decrease in net loss for 2018.

Investing Activities

Net cash provided by our investing activities for the years ended December 31, 2018 and 2017 was $0.

Financing Activities

Net cash provided by our financing activities for the year ended December 31, 2018, as compared to 2017, was decreased by approximately $27,734. This decrease was due to a decrease in advances from shareholders of approximately $33,139 in 2018 as compared to 2017, offset by the repayment of approximately $5,405 in related party advances in 2017.

On June 27, 2017, our former majority shareholder paid off all liabilities of approximately $130,000 directly to all creditors. The former shareholder agreed to forgive all debts due to it by the Company and we recorded this contribution of $133,572 under additional paid in capital and disclosed as non-cash items in the Statements of Cash Flows.

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

Off Balance Sheet Arrangements

As of December 31, 2018 there were no off balance sheet arrangements.

Going Concern

We have experienced recurring losses and had an accumulated deficit of $417,456 as of December 31, 2018. To date, we have not been able to produce sufficient sales to become cash flow positive and profitable on a consistent basis. The success of our business plan during the next 12 months and beyond will be contingent upon generating sufficient revenue to cover our costs of operations and/or upon obtaining additional financing. For these reasons, our auditor has raised substantial doubt about our ability to continue as a going concern.

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

Item 8.

Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm
F-2	Balance Sheets as of December 31, 2018 and December 31, 2017;
F-3	Statements of Operations for the years ended December 31, 2018 and 2017;
F-4	Statements of Cash Flows for years ended December 31, 2018 and 2017;
F-5	Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2018 and 2017;
F-6	Notes to Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

SMSA Crane Acquisition Corp.

Orinda, California

Opinion on the Financial Statements

We have audited the accompanying balance sheets of SMSA Crane Acquisition Corp. (the Company) as of December 31, 2018 and 2017, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered recurring losses and has no operations which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note C. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since 2016.

Pinnacle Accountancy Group of Utah

a dba of Heaton & Company, PLLC

Farmington, Utah

May 1, 2020

SMSA Crane Acquisition Corp.

Balance Sheets

December 31, 2018 and 2017

	December 31,	December 31,
	2018	2017

ASSETS

Current Assets
Cash – attorney escrow account	$2,826	$19,265

Total Current Assets	$2,826	$19,265

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$21,691	$7,393
Due to shareholder	46,615	39,115

Total Current Liabilities	68,306	46,508

Total Liabilities	68,306	46,508

Stockholders' Deficit
Preferred stock - $0.001 par value
10,000,000 shares authorized.
No shares issued and outstanding	—	—
Common stock - $0.001 par value.
100,000,000 shares authorized. 10,047,495 shares issued and outstanding	10,048	10,048
Additional paid-in capital	341,928	341,928
Accumulated deficit	(417,456)	(379,219)

Total Stockholders' Deficit	(65,480)	(27,243)

Total Liabilities and Stockholders' Deficit	$2,826	$19,265

The accompanying notes are an integral part of these financial statements

SMSA Crane Acquisition Corp.

Statements of Operations

Years Ended December 31, 2018 and 2017

	Years Ended
	December 31,
	2018	2017

Revenues	$—	$—

Operating expenses
Professional fees	31,075	58,524
Other general and administrative	7,162	15,138
Total operating expenses	38,237	73,662

Other Income (Expense)
Total Other Income (Expense)	$—	$—

Loss from operations	(38,237)	(73,662)
Provision for income taxes	—	—
Net loss	$(38,237)	$(73,662)

Loss per common share - basic and fully diluted	$(0.00)	$(0.01)

Weighted-average number of common shares outstanding - basic and fully diluted	10,047,495	10,196,461

The accompanying notes are an integral part of these financial statements

SMSA Crane Acquisition Corp.

Statements of Changes in Stockholders' Equity (Deficit)

For the Years Ended December 31, 2017 and 2016

	Common Stock			Additional		Total
	$0.001 Par Value			paid-in	Accumulated	Shareholders'
	Shares		Amount	Capital	Deficit	Equity (Deficit)
Balances at December 31, 2016	11,663,448		11,664	49,546	(305,557)	(244,347)
						—
Cancellation of shares	(1,663,443)		(1,663)	1,663		—
Issuance of shares for debt	47,490		47	157,147		157,194
Forgiveness of debt - shareholder				133,572		133,572
Net loss for the year	—		—		(73,662)	(73,662)
Balances at December 31, 2017	10,047,495	#	10,048	341,928	(379,219)	(27,243)

Net loss for the year	—		—		(38,237)	(38,237)
Balances at December 31, 2018	10,047,495		10,048	341,928	(417,456)	(65,480)

The accompanying notes are an integral part of these financial statements

SMSA Crane Acquisition Corp.

Statements of Cash Flows

Years Ended December 31, 2017 and 2016

	December 31,
	2018	2017
Cash Flows from Operating Activities:
Net loss	$(38,237)	$(73,662)
Adjustments to reconcile net loss to net cash used in operating activities

Changes in operating working capital items:
Increase in accounts payable and accrued expenses	14,298	57,693
Net Cash Used in Operating Activities	(23,939)	(15,969)

Cash Flows from Investing Activities:	—	—

Cash Flows from Financing Activities:
Repayment to a Related Party	—	(5,405)
Advance from Shareholder	7,500	39,115
Advance from a former Shareholder	—	1,524
Net Cash Provided by Financing Activities	7,500	35,234

Increase (Decrease) in Cash	(16,439)	19,265
Cash at beginning of period	19,265	—
Cash at end of period	$2,826	$19,265

Supplemental Disclosure of Interest and Income Taxes Paid:
Interest paid during the period	$—	$—
Income taxes paid during the period	$—	$—

Supplemental Disclosure of Non-Cash Flow Investing and Financing Activities:
Cancellation of shares	$—	$1,663
Shares issued for debt	$—	$157,194
Forgiveness of debt	$—	$133,572

The accompanying notes are an integral part of these financial statements

SMSA Crane Acquisition Corp.

Notes to Financial Statements

December 31, 2018 and 2017

Note A - Basis of presentation, Background and Description of Business

Background and Description of Business

SMSA Crane Acquisition Corp. was organized on September 9, 2009 as a Nevada corporation to effect the reincorporation of Senior Management Services of Crane, Inc., a Texas corporation.

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

Note B - Change of Control

Coqui, the principal shareholder of the Company, entered into a Stock Purchase Agreement, effective as of the 26th day of June, 2017, with Irwin Eskanos (“Buyer”).  Coqui agreed to sell to the Buyer, and the Buyer agreed to purchase from Coqui, a total of 9,947,490 shares of common stock of the Company for a total purchase price of $250,000.  These purchased shares represented approximately 99% of the Company’s issued and outstanding shares of Common Stock. Concurrent with the sale of controlling interest, Coqui (“Indemnitor”) entered into an Indemnity Agreement with SMSA Crane Acquisition Corp (“indemnitee”). Coqui agreed to paid $133,572 of the Company’s outstanding debts at or prior to the closing of Stock Sale. The Company recorded Coqui’s forgiveness of debt of $133,572 under Additional paid in capital, for the year ended December 31, 2017.

On June 26, 2017, the board of directors appointed Irwin Eskanos as our new sole Director, President, Secretary, Treasurer, CEO, and CFO. Following these appointments, the board accepted the resignation of Carmen I. Bigles as our former sole officer and director.

Note C – Going Concern

We have incurred recurring losses since inception and expect to continue to incur losses as a result of legal and professional fees and our corporate general and administrative expenses. Our net losses incurred for the years ended December 31, 2018 and 2017, amounted to approximately $38,237 and $73,662 respectively, and working capital (deficits) for the years ended December 31, 2018 and 2017 were approximately $65,480 and $27,243, respectively. As a result, there is substantial doubt about our ability to continue as a going concern. In the event that we are unable to generate sufficient cash from our operating activities or raise additional funds, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our business, operating results, financial condition and long-term prospects. The Company expects to seek to obtain additional funding through future equity issuances. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

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

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740 “Income Taxes.” The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

The Company has adopted the provisions of ASC 740-10 "Accounting for Uncertain Income Tax Positions." The Codification Topic requires the recognition of potential liabilities as a result of management's acceptance of potentially uncertain positions for income tax treatment on a "more-likely-than-not" probability of an assessment upon examination by a respective taxing authority. As a result of the implementation of Codification's Income Tax Topic, the Company did not incur any liability for unrecognized tax benefits.

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

Common stock equivalents represent the dilutive effect of the assumed exercise of outstanding stock warrants, options or convertible securities, using the if-converted method, and only if the common stock equivalents are considered dilutive based upon the Company's net income (loss) position.

As of December 31, 2018 and December 31, 2017, the Company had no outstanding stock warrants, options or convertible securities which could be considered dilutive for purposes of the loss per share calculation.

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

Note F - Related Party Transactions

Due to Shareholder

As of December 31, 2018 and 2017, the Company owes $46,615 and $39,115, respectively, to Mr. Irwin Eskanos, the principal shareholder of the Company, for the funding of its current operating expenses. The amount owing is unsecured, non-interest bearing, and due on demand.  During the years ended December 31, 2018 and 2017, Mr. Eskanos advanced $7,500 and $39,115, respectively.

As of December 31, 2017, the Company made a repayment of $5,405 to a related party, and the Company advanced $1,524 from a former shareholder.

Forgiveness of Debt

During the year ended December 31, 2017, the Company’s former shareholder agreed to forgive $133,572 of debt.

Note G - Concentration of Credit Risk

At times cash deposited with financial institutions may exceed federally insured limits. The Company has not experienced any losses in such accounts through December 31, 2018.

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

Note I - Income Taxes

As of December 31, 2018 and 2017, the Company has a net operating loss carryforward of approximately $417,000 and $379,000, respectively, to offset future taxable income. The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code. Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than a 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax expense (benefit) for each of the year ended December 31, 2018 and 2017 is 21%:

	Year Ended
	December 31,
	2018	2017

Statutory rate applied to income before income taxes	$(8,100)	$(25,000)
Effects of rate changes on deferred tax assets and valuation allowance		49,400
Change in valuation allowance	8,100	(24,400)
Income tax expense	$—	$—

The Company's only temporary difference due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, as of December 31, 2018 and December 31, 2017, respectively, relate solely to the Company's net operating loss carryforward(s). This difference gives rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of December 31, 2018 and December 31, 2017, respectively:

	December 31,
	2018	2017
Deferred tax assets – 21% (2018 and 2017)
Net operating loss carryforwards	$87,700	$79,600
Less valuation allowance	(87,700)	(79,600)
Net Deferred Tax Asset	$—	$—

During the each of the years ended December 31, 2018 and 2017, respectively, the valuation allowance for the deferred tax asset increased (decreased) by approximately $8,100 and ($24,400), respectively. Open tax years that are subject to IRS examination start from 2013.  The Company’s policy for recording interest and penalties are based on estimates and during the year ended December 31, 2018 and 2017, the Company recorded $0 and $0, respectively, in interest and penalties.

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

 There were no common shares issued or cancelled during the year ended December 31, 2018.

There were no preferred shares issued and outstanding at December 31, 2018 and 2017. There were 10,047,495 shares of common stock with a par value $0.001 issued and outstanding as of December 31, 2018 and December 31, 2017.

Stock Warrants

The following table summarizes all warrant activity:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2016	151,300	$3.31	2.25	—
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled	(151,300)	3.31	—	—
Outstanding at December 31, 2017	—	—	—	—
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled	—	—	—	—
Outstanding at December 31, 2018	—	—	—	—
Exercisable at December 31, 2018	—	—	—	—

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

Item 9.

Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ending December 31, 2018.

Item 9A.

Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2018. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2018 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2018, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes in the future: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Item 9B.

Other Information

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

The following information sets forth the names, ages, and positions of our current directors and executive officers as of May 1, 2020.

Name	Age	Present Positions

Irwin Eskanos	80	President, Chief Executive Officer, Chief Financial Officer, and sole Director

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

When evaluating director nominees, our directors consider the following factors:

-The appropriate size of our Board of Directors;

-Our needs with respect to the particular talents and experience of our directors;

-The knowledge, skills and experience of nominees, including experience in finance, administration or public service, in light of prevailing business conditions and the knowledge, skills and experience already possessed by other members of the Board;

-Experience in political affairs;

-Experience with accounting rules and practices; and

-The desire to balance the benefit of continuity with the periodic injection of the fresh perspective provided by new Board members.

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

Code of Ethics

As of December 31, 2018, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11.

Executive Compensation

Compensation Discussion and Analysis

Currently, our sole executive officer, Irwin Eskanos, does not receive compensation for his service.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended December 31, 2018 and December 31, 3017.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Irwin Eskanos,	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
CEO, CFO, and Director	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Carmen I. Bigles,	2018	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
former officer	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Narrative Disclosure to the Summary Compensation Table

Our executive officers did not receive any compensation in 2018.

Stock Option Grants

We have not granted any stock options to the executive officers or directors since our inception.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2018.

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

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of May 1, 2020, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly and the percentage shown is based on a total of 10,047,495 shares of common stock issued and outstanding.

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

2.

As of December 31, 2018 and 2017, We owes $46,615 and $39,115 to Mr. Irwin Eskanos, the principal shareholder of the Company, for the Funding of its current operating expenses. The amount owing is unsecured, non-interest bearing, and due on demand. During the years ended December 31, 2018 and 2017, Mr. Eskanos advanced $7,500 and 39,115, respectively.

3.

As of December 31, 2017, we made a repayment of $5,405 to Ms. Carmen I. Bigles, our former Chief Executive Officer and sole Director of the Company.

4.

As of December 31, 2017, we advanced $1,524 from a former shareholder.

5.

During the year ended December 31, 2017, our former shareholder agreed to forgive $133,572 of debt.

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

Year Ended:	Audit Services	Audit Related Fees	Tax Fees	Other Fees
December 31, 2018	$11,800	n/a	n/a	n/a
December 31, 2017	$9,400	n/a	n/a	n/a

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

Financial Statements (See Item 8)

(b)

Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws(1)
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 formatted in Extensible Business Reporting Language (XBRL).
	101.INS	XBRL Instance Document
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase
	101.LAB	XBRL Taxonomy Extension Label Linkbase
	101.DEF	XBRL Taxonomy Extension Definition Linkbase
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase
	101.SCH	XBRL Taxonomy Extension Schema

———————

(1)	Incorporated by reference to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on October 8, 2009.
*	Filed herewith
**

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

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
May 1, 2020

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
May 1, 2020