Form 10-Q
period 2019-03-31
SMSA CRANE ACQUISITION CORP.
filed 2020-06-04
CIK 1473287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2019

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,047,495 common shares as of June 1, 2020.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Our financial statements included in this Form 10-Q are as follows:

2	Condensed Balance Sheets as March 31, 2019 and December 31, 2018 (unaudited);
3	Condensed Statements of Operations for the three months ended March 31, 2019 and 2018 (unaudited);
4	Condensed Statements of Changes in Stockholders' Equity (Deficit) for the three months ended March 31, 2019 and 2018 (unaudited);
5	Condensed Statements of Cash Flows for the three months ended March 31, 2019 and 2018 (unaudited);
6	Notes to Unaudited Condensed Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2019 are not necessarily indicative of the results that can be expected for the full year.

SMSA Crane Acquisition Corp.

Condensed Balance Sheets

March 31, 2019 and December 31, 2018

(Unaudited)

	March 31,	December 31,
	2019	2018

ASSETS

Current Assets
Cash – attorney escrow account	$2,826	$2,826

Total Current Assets	$2,826	$2,826

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$24,329	$21,691
Due to shareholder	46,615	46,615

Total Current Liabilities	70,944	68,306

Total Liabilities	70,944	68,306

Stockholders' Equity (Deficit)
Preferred stock - $0.001 par value
10,000,000 shares authorized.
No shares issued and outstanding	—	—
Common stock - $0.001 par value.
100,000,000 shares authorized. 10,047,495 shares issued and outstanding	10,048	10,048
Additional paid-in capital	341,928	341,928
Accumulated deficit	(420,094)	(417,456)

Total Stockholders' Equity (Deficit)	(68,118)	(65,480)

Total Liabilities and Stockholders' Equity (Deficit)	$2,826	$2,826

The accompanying notes are an integral part of these unaudited financial statements

SMSA Crane Acquisition Corp.

Condensed Statements of Operations

Three Months Ended March 31, 2019 and 2018

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018

Revenues	$—	$—

Operating expenses
Professional fees	1,869	6,031
Other general and administrative	769	850
Total operating expenses	2,638	6,881

Other Income (Expense)
Total Other Income (Expense)	$—	$—

Loss from operations	(2,638)	(6,881)
Provision for income taxes	—	—
Net loss	$(2,638)	$(6,881)

Loss per Common shares - basic and fully diluted	$(0.00)	$(0.00)

Weighted-average number of common shares outstanding - basic and fully diluted	10,047,495	10,047,495

The accompanying notes are an integral part of these unaudited financial statements

SMSA Crane Acquisition Corp.

Statements of Changes in Stockholders' Equity (Deficit)

For the Three Months Ended March 31, 2019 and 2018

(Unaudited)

			Additional
	Common Stock		paid-in		Total
	$0.001 Par Value		Capital	Accumulated	Shareholders'
	Shares	Amount	Amount	Deficit	Deficit
Balances at December 31, 2018	10,047,495	10,048	341,928	(417,456)	(65,480)

Net loss for the period	—	—		(2,638)	(2,638)
Balances at March 31, 2019	10,047,495	10,048	341,928	(420,094)	(68,118)

			Additional
	Common Stock		paid-in		Total
	$0.001 Par Value		Capital	Accumulated	Shareholders'
	Shares	Amount	Amount	Defict	Deficit
Balances at December 31, 2017	10,047,495	10,048	341,928	(379,219)	(27,243)

Net loss for the period	—	—		(6,881)	(6,881)
Balances at March 31, 2018	10,047,495	10,048	341,928	(386,100)	(34,124)

The accompanying notes are an integral part of these unaudited financial statements

SMSA Crane Acquisition Corp.

Condensed Statements of Cash Flows

Three Months Ended March 31, 2019 and 2018

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Cash Flows from Operating Activities:
Net loss	$(2,638)	$(6,881)
Adjustments to reconcile net loss to net cash used in operating activities

Changes in operating working capital items:
Increase in prepaid expense	—	(1,000)
Increase (Decrease) in accounts payable and accrued expenses	2,638	(2,833)
Net Cash Used in Operating Activities	—	(10,714)

Cash Flows from Investing Activities:	—	—

Cash Flows from Financing Activities:	—	—
Net Cash Provided by Financing Activities	—	—

Net Change in Cash	—	(10,714)
Cash at beginning of period	2,826	19,265
Cash at end of period	$2,826	$8,551

Supplemental Disclosure of
Interest and Income Taxes Paid:
Interest paid during the period	$—	$—
Income taxes paid during the period	$—	$—

The accompanying notes are an integral part of these unaudited financial statements

SMSA Crane Acquisition Corp.

Notes to Condensed Unaudited Financial Statements

March 31, 2019

Note A - Basis of Presentation, Background and Description of Business

Basis of Presentation

The accompanying unaudited condensed financial statements of SMSA Crane Acquisition Corp. have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited financial statements for the year ended December 31, 2018, included in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

 Note B – Going Concern

We have incurred recurring losses since inception and expect to continue to incur losses as a result of legal and professional fees and our corporate general and administrative expenses. Our net losses incurred for the three months ended March 31, 2019 and 2018, amounted to $2,638 and $6,881, respectively, and working capital deficits were $68,118 and $65,480, respectively, at March 31, 2019 and December 31, 2018. As a result, there is substantial doubt about our ability to continue as a going concern. In the event that we are unable to generate sufficient cash from our operating activities or raise additional funds, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our business, operating results, financial condition and long-term prospects. The Company expects to seek to obtain additional funding through future equity issuances. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

Note C - Summary of Significant Accounting Policies and Recent Accounting Pronouncements

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

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Income Taxes.” The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

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

As of March 31, 2019 and December 31, 2018, the Company had no outstanding stock warrants, options or convertible securities which could be considered dilutive for purposes of the loss per share calculation.

Recently Adopted Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note D - Fair Value of Financial Instruments and fair value measurements

The carrying amount of cash, accounts payable and accrued expenses and due to stockholder, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

ASC Topic 820, "Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, "Financial Instruments," defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

•	Level 1:	Observable inputs such as quoted prices in active markets;

•	Level 2:	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Note E - Related Party Transactions

Due to Shareholder

As of March 31, 2019 and December 31, 2018, the Company owes $46,615 and $46,615, respectively, to Mr. Irwin Eskanos, the principal shareholder of the Company, for the funding of its current operating expenses. The amount owing is unsecured, non-interest bearing, and due on demand.

Note F - Concentration of Credit Risk

At times cash deposited with financial institutions may exceed federally insured limits. The Company has not experienced any losses in such accounts through March 31, 2019.

Note G - Contingencies

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

Note H- Stockholders' Deficit

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

There were no common shares issued or cancelled during the three months ended March 31, 2019 and 2018.

There were no preferred shares issued and outstanding at March 31, 2019 and December 31, 2018. There were 10,047,495 shares of common stock with a par value $0.001 issued and outstanding as of March 31, 2019 and December 31, 2018.

Note I- Subsequent Events

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

Results of Operations

For the three months ended March 31, 2019 and 2018

Revenue

The Company had no revenue for the three months ended March 31, 2019 and 2018.

Operating Expenses

The following table presents our total operating expenses for the three months ended March 31, 2019 and 2018:

	Three months ended March 31,
	2019	2018
Professional fees	$1,869	$6,031
Other general and administrative costs	769	850
Operating expenses	$2,638	$6,881

Operating expenses consist mostly of the maintenance fee of the corporate entity and the preparation and filing of reports with the Securities and Exchange Commission. The decrease in operating expenses for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018 was mainly due to the decrease in professional fees during these periods, as the Company complied with its periodic reporting requirements in 2018 and delayed these expenses in 2019.

Liquidity and Capital Resources

As of March 31, 2019, the Company had current assets consisting solely of cash in the amount of $2,826. On March 31, 2019, the Company had current liabilities of $70,944, consisting of an amount due to our controlling shareholder of $46,615, and accounts payable of accrued expenses of $24,329.  Our working capital deficit as of March 31, 2019 was $68,118.

Since its inception, the Company has financed its cash requirements from the sale of common stock and advances from related parties. Uses of funds have included activities to establish our business, professional fees and other general and administrative expenses.

We believe the Company will need additional resources to implement its strategic objectives in upcoming quarters. Due to our lack of operating history, however, our auditors have stated their opinion that there currently exists substantial doubt about our ability to continue as a going concern. As of March 31, 2019, the Company has an accumulated deficit of $420,094. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

The following table provides detailed information about our net cash flow for the periods presented in this Report.

Cash Flow

	Three months ended March 31,
	2019	2018
Net cash used in operating activities	$—	$(10,714)
Net cash provided by investing activities	—	—
Net cash provided by financing activities	—	—
Net cash inflow (outflow)	$—	$(10,714)

Operating Activities

Cash used in operating activities for the three months ended March 31, 2019, consisted of a net loss of $2,638, offset completely by an increase in accounts payable and accrued expenses of $2,638. The decrease in cash used in operating activities during the three months ended March 31, 2019, as compared to the same period in 2018, was due to the decrease in net loss from $10,714 in 2018 to $2,638 in 2019, and increases in accounts payable and accrued expenses in 2019.

Investing Activities

Net cash provided by our investing activities for the three months ended March 31, 2019 and 2018 was $0.

Financing Activities

Net cash provided by our financing activities for the three months ended March 31, 2019 and 2018 was $0.

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

Off Balance Sheet Arrangements

As of March 31, 2019, there were no off balance sheet arrangements.

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

ITEM 4. CONTROLS AND PROCEDURES.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2019. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Irwin Eskanos. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2019.

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

SMSA Crane Acquisition Corp.

Date: June 4, 2020	By:	/s/ Irwin Eskanos
	Name:	Irwin Eskanos
	Title:	Chief Executive Officer,
Chief Financial Officer, and Director