Form 10-Q
period 2019-09-30
SMSA CRANE ACQUISITION CORP.
filed 2021-07-20
CIK 1473287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2019

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,047,495 common shares as of July __, 2021.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Our financial statements included in this Form 10-Q are as follows:

2	Condensed Balance Sheets as September 30, 2019 and December 31, 2018 (unaudited);
3	Condensed Statements of Operations for the three and nine months ended September 30, 2019 and 2018 (unaudited);
4	Condensed Statements of Changes in Stockholders' Deficit for the three and nine months ended September 30, 2019 and 2018 (unaudited);
5	Condensed Statements of Cash Flows for the nine months ended September 30, 2019 and 2018 (unaudited);
6	Notes to Unaudited Condensed Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2019 are not necessarily indicative of the results that can be expected for the full year.

SMSA Crane Acquisition Corp.

Condensed Balance Sheets

September 30, 2019 and December 31, 2018

(Unaudited)

	September 30,	December 31,
	2019	2018

ASSETS

Current Assets
Cash – attorney escrow account	$—	$2,826

Total Current Assets	$—	$2,826

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$25,015	$21,691
Due to shareholder	46,615	46,615

Total Current Liabilities	71,630	68,306

Total Liabilities	71,630	68,306

Stockholders' Deficit
Preferred stock - $0.001 par value
10,000,000 shares authorized
No shares issued and outstanding	—	—
Common stock - $0.001 par value
100,000,000 shares authorized. 10,047,495 shares issued and outstanding	10,048	10,048
Additional paid-in capital	341,928	341,928
Accumulated Deficit	(423,606)	(417,456)

Total Stockholders' Deficit	(71,630)	(65,480)

Total Liabilities and Stockholders' Deficit	$—	$2,826

The accompanying notes are an integral part of these unaudited condensed financial statements

SMSA Crane Acquisition Corp.

Condensed Statements of Operations

For the Three and Nine Months Ended September 30, 2019 and 2018

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Revenues	$—	$—	$—	$—

Operating expenses
Professional fees	1,056	649	3,335	23,256
Other general and administrative	1,160	987	2,815	6,211
Total operating expenses	2,216	1,636	6,150	29,467

Other Income (Expense)
Total Other Income (Expense)	—	—	—	—

Loss from operations	(2,216)	(1,636)	(6,150)	(29,467)
Provision for income taxes	—	—	—	—
Net loss	$(2,216)	$(1,636)	$(6,150)	$(29,467)

Loss per common shares - basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted-average number of
common shares outstanding
- basic and fully diluted	10,047,495	10,047,495	10,047,495	10,047,495

The accompanying notes are an integral part of these unaudited condensed financial statements

SMSA Crane Acquisition Corp.

Statements of Changes in Stockholders' Deficit

For the Three and Nine Months Ended September 30, 2019 and 2018

(Unaudited)

	Common Stock		Additional		Total
	$0.001 Par Value		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balances at December 31, 2018	10,047,495	$10,048	$341,928	$(417,456)	$(65,480)

Net loss for the period	—	—	—	(2,638)	(2,638)
Balances at March 31, 2019	10,047,495	10,048	341,928	(420,094)	(68,118)

Net loss for the period	—	—	—	(1,296)	(1,296)
Balances at June 30, 2019	10,047,495	10,048	341,928	(421,390)	(69,414)

Net loss for the period	—	—	—	(2,216)	(2,216)
Balances at September 30, 2019	10,047,495	$10,048	$341,928	$(423,606)	$(71,630)

	Common Stock		Additional		Total
	$0.001 Par Value		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balances at December 31, 2017	10,047,495	$10,048	$341,928	$(379,219)	$(27,243)

Net loss for the period	—	—	—	(6,881)	(6,881)
Balances at March 31, 2018	10,047,495	10,048	341,928	(386,100)	(34,124)

Net loss for the period	—	—	—	(20,950)	(20,950)
Balances at June 30, 2018	10,047,495	10,048	341,928	(407,050)	(55,074)

Net loss for the period	—	—	—	(1,636)	(1,636)
Balances at September 30, 2018	10,047,495	$10,048	$341,928	$(408,686)	$(56,710)

The accompanying notes are an integral part of these unaudited condensed financial statements

SMSA Crane Acquisition Corp.

Condensed Statements of Cash Flows

For the Nine Months Ended September 30, 2019 and 2018

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash Flows from Operating Activities:
Net loss	$(6,150)	$(29,467)
Adjustments to reconcile net loss to net cash used in operating activities

Changes in operating working capital items:
Increase in accounts payable and accrued expenses	3,324	10,202
Net Cash Used in Operating Activities	(2,826)	(19,265)

Cash Flows from Investing Activities:	—	—

Cash Flows from Financing Activities:	—	—

Net Change in Cash	(2,826)	(19,265)
Cash at beginning of period	2,826	19,265
Cash at end of period	$—	$—

Supplemental Disclosure of
Interest and Income Taxes Paid:
Interest paid during the period	$—	$—
Income taxes paid during the period	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements

SMSA Crane Acquisition Corp.

Notes to Unaudited Condensed Financial Statements

September 30, 2019

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

Note B – Going Concern

We have incurred recurring losses since inception and expect to continue to incur losses as a result of legal and professional fees and our corporate general and administrative expenses. Our net losses incurred for the nine months ended September 30, 2019 and 2018, amounted to $6,150 and $29,467, respectively, and working capital deficits were $71,630 and $65,480 at September 30, 2019 and December 31, 2018, respectively. As a result, there is substantial doubt about our ability to continue as a going concern. In the event that we are unable to generate sufficient cash from our operating activities or raise additional funds, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our business, operating results, financial condition and long-term prospects. The Company expects to seek to obtain additional funding through future equity issuances. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

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

As of September 30, 2019 and December 31, 2018, the Company had no outstanding stock warrants, options or convertible securities which could be considered dilutive for purposes of the loss per share calculation.

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

Note E - Related Party Transactions

Due to Shareholder

As of September 30, 2019 and December 31, 2018, the Company owes $46,615 and $46,615, respectively, to Mr. Irwin Eskanos, the principal shareholder of the Company, for the funding of its current operating expenses. The amount owing is unsecured, non-interest bearing, and due on demand.

Note F - Concentration of Credit Risk

At times cash deposited with financial institutions may exceed federally insured limits. The Company has not experienced any losses in such accounts through September 30, 2019.

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

There were no common shares issued or cancelled during the nine months ended September 30, 2019 or 2018.

There were no preferred shares issued and outstanding at September 30, 2019 or December 31, 2018. There were 10,047,495 shares of common stock with a par value $0.001 issued and outstanding as of September 30, 2019 and December 31, 2018.

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

Results of Operations

For the three and nine months ended September 30, 2019 and 2018

Revenue

The Company had no revenue for the three and nine months ended September 30, 2019 and 2018.

Operating Expenses

The following table presents our total operating expenses for the three and nine months ended September 30, 2019 and 2018:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Professional fees	$1,056	$649	$3,335	$23,256
Other general and administrative	1,160	987	2,815	6,211
Operating expenses	$2,216	$1,636	$6,150	$29,467

Operating expenses consist mostly of the maintenance fee of the corporate entity and the preparation and filing of reports with the Securities and Exchange Commission. The increase in operating expenses for the three months ended September 30, 2019 was due to the increase in professional fees and other general and administrative costs compared with period of 2018. The decrease in operating expenses for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, was mainly due to the decrease in professional fees during these periods, as the Company complied with its periodic reporting requirements in 2018 and delayed these expenses in 2019.

Liquidity and Capital Resources

As of September 30, 2019, the Company had no current assets. On September 30, 2019, the Company had current liabilities of $71,630, consisting of an amount due to our controlling shareholder of $46,615, and accounts payable of accrued expenses of $25,015. Our working capital deficit as of September 30, 2019 was $71,630.

Since its inception, the Company has financed its cash requirements from the sale of common stock and advances from related parties. Uses of funds have included activities to establish our business, professional fees and other general and administrative expenses.

We believe the Company will need additional resources to implement its strategic objectives in upcoming quarters. Due to our lack of operating history, however, our auditors have stated in their audit report that there currently exists substantial doubt about our ability to continue as a going concern. As of September 30, 2019, the Company has an accumulated deficit of approximately $423,606. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

The following table provides detailed information about our net cash flow for the periods presented in this Report.

Cash Flow

	Nine months ended September 30,
	2019	2018
Net cash used in operating activities	$(2,826)	$(19,265)
Net cash provided by investing activities	—	—
Net cash provided by financing activities	—	—
Net cash inflow (outflow)	$(2,826)	$(19,265)

Operating Activities

Cash used in operating activities for the nine months ended September 30, 2019, consisted of a net loss of $6,150, offset by an increase in accounts payable and accrued expenses of $3,324. The decrease in cash used in operating activities during the nine months ended September 30, 2019, as compared to the same period in 2019, was due the decrease in net loss from $29,467 in 2018 to $6,150 in 2019, and a smaller increase in accounts payable and accrued expenses in 2019.

Investing Activities

Net cash provided by our investing activities for the nine months ended September 30, 2019 and 2018 was $0.

Financing Activities

Net cash provided by our financing activities for the nine months ended September 30, 2019 and 2018 was $0.

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

Off Balance Sheet Arrangements

As of September 30, 2019, there were no off balance sheet arrangements.

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

ITEM 4. CONTROLS AND PROCEDURES.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2019. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Irwin Eskanos. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2019, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2019.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES OR USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 formatted in Extensible Business Reporting Language (XBRL)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMSA Crane Acquisition Corp.

Date: July 20, 2021	By:	/s/ Irwin Eskanos
	Name:	Irwin Eskanos
	Title:	Chief Executive Officer,
Chief Financial Officer, and Director

