Form 10-K
period 2019-12-31
SMSA CRANE ACQUISITION CORP.
filed 2021-09-10
CIK 1473287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019

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

Common stock, par value of $0.001

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit files).  Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☒  No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $n/a

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 10,047,495 as of September 10, 2021.

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

Holders of Our Common Stock

As of August 26, 2021, we had 10,047,495 shares of our common stock issued and outstanding, held by approximately 492 shareholders of record.

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

Forward Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Fiscal Year Ended December 31, 2019 Compared to Fiscal Year Ended December 31, 2018

Revenue

The Company had no revenue for the years ended December 31, 2019 and 2018 respectively.

Operating Expenses

The following table presents our total operating expenses for the years ended December 31, 2019 and 2018:

	Years ended December 31,
	2019	2018
Professional fees	$6,941	$31,075
Other general and administrative costs	3,980	7,162
Total Operating expenses	$10,921	$38,237

Operating expenses consist mostly of the maintenance fees of the corporate entity and the preparation and filing of reports with the Securities and Exchange Commission. The decrease in operating expenses for the year ended December 31, 2019, as compared to the year ended December 31, 2018 was mainly due to the decrease in professional fees in 2019 as compared with 2018. There was a decrease in professional fees in 2019 compared to 2018 because the Company complied more fully with its periodic reporting requirements in 2018 as compared to 2019.

Liquidity and Capital Resources

Since its inception, the Company has financed its cash requirements from the sale of common stock and advances from related parties. Uses of funds have included activities to establish our business, professional fees and other general and administrative expenses.

We believe the Company will need additional resources to implement its strategic objectives in upcoming quarters. Due to our lack of operating history, however, our auditors have stated their opinion that there currently exists substantial doubt about our ability to continue as a going concern. As of December 31, 2019, the Company has an accumulated deficit of $428,377. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

The following table provides detailed information about our net cash flow for years presented in this report.

Cash Flow

	Year ended December 31,
	2019	2018
Net cash used in operating activities	$(18,096)	$(23,939)
Net cash provided by investing activities	—	—
Net cash provided by financing activities	35,000	7,500
Net cash inflow (outflow)	$16,904	$(16,439)

Operating Activities

Cash used in operating activities for the years ended December 31, 2019 and 2018 consisted of net loss as well as the effect of changes in working capital. The decrease in cash used in operating activities of approximately $5,843 was due to a smaller net loss in 2019 (a $27,316 smaller net loss), offset by a decrease in accounts payable for 2019.

Investing Activities

Net cash provided by our investing activities for the years ended December 31, 2019 and 2018 was $0.

Financing Activities

Net cash provided by our financing activities for the year ended December 31, 2019 was $35,000, as compared to 2018 of $7,500, an increase of $27,500. This increase was entirely due to an increase in advances from shareholders.

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

Off Balance Sheet Arrangements

As of December 31, 2019 there were no off balance sheet arrangements.

Going Concern

We have experienced recurring losses and had an accumulated deficit of $428,377 as of December 31, 2019. To date, we have not been able to produce sufficient sales to become cash flow positive and profitable on a consistent basis. The success of our business plan during the next 12 months and beyond will be contingent upon generating sufficient revenue to cover our costs of operations and/or upon obtaining additional financing. For these reasons, our auditor has raised substantial doubt about our ability to continue as a going concern.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8.	Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm
F-2	Balance Sheets as of December 31, 2019 and December 31, 2018;
F-3	Statements of Operations for the years ended December 31, 2019 and 2018;
F-4	Statements of Stockholders’ Deficit for the years ended December 31, 2019 and 2018;
F-5	Statements of Cash Flows for years ended December 31, 2019 and 2018;
F-6	Notes to Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

SMSA Crane Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of SMSA Crane Acquisition Corp. (the Company) as of December 31, 2019 and 2018, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Pinnacle Accountancy Group of Utah

a dba of Heaton & Company, PLLC

Farmington, Utah

September 10, 2021

SMSA Crane Acquisition Corp.

Balance Sheets

December 31, 2019 and 2018

	December 31,	December 31,
	2019	2018

ASSETS

Current Assets
Cash – attorney escrow account	$19,730	$2,826

Total Current Assets	$19,730	$2,826

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$14,516	$21,691
Due to shareholder	81,615	46,615

Total Current Liabilities	96,131	68,306

Total Liabilities	96,131	68,306

Stockholders' Deficit
Preferred stock - $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock - $0.001 par value, 100,000,000 shares authorized. 10,047,495 shares issued and outstanding	10,048	10,048
Additional paid-in capital	341,928	341,928
Accumulated deficit	(428,377)	(417,456)

Total Stockholders' Deficit	(76,401)	(65,480)

Total Liabilities and Stockholders' Deficit	$19,730	$2,826

The accompanying notes are an integral part of these financial statements

SMSA Crane Acquisition Corp.

Statements of Operations

Years Ended December 31, 2019 and 2018

	Years Ended
	December 31,
	2019	2018

Revenues	$—	$—

Operating expenses
Professional fees	6,941	31,075
Other general and administrative	3,980	7,162
Total operating expenses	10,921	38,237

Other Income (Expense)
Total Other Income (Expense)	$—	$—

Loss from operations	(10,921)	(38,237)
Provision for income taxes	—	—
Net loss	$(10,921)	$(38,237)

Loss per common share - basic and fully diluted	$(0.00)	$(0.00)

Weighted-average number of common shares outstanding - basic and fully diluted	10,047,495	10,047,495

The accompanying notes are an integral part of these financial statements

SMSA Crane Acquisition Corp.

Statements of Changes in Stockholders' Deficit

For the Years Ended December 31, 2019 and 2018

	Common Stock		Additional		Total
	$0.001 Par Value		paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balances at December 31, 2017	10,047,495	10,048	341,928	(379,219)	(27,243)
					—
Net loss for the year	—	—		(38,237)	(38,237)
Balances at December 31, 2018	10,047,495	10,048	341,928	(417,456)	(65,480)

Net loss for the year	—	—		(10,921)	(10,921)
Balances at December 31, 2019	10,047,495	10,048	341,928	(428,377)	(76,401)

The accompanying notes are an integral part of these financial statements

SMSA Crane Acquisition Corp.

Statements of Cash Flows

Years Ended December 31, 2019 and 2018

	Years Ended December 31,
	2019	2018
Cash Flows from Operating Activities:
Net loss	$(10,921)	$(38,237)
Adjustments to reconcile net loss to net cash used in operating activities

Changes in operating working capital items:
Increase in accounts payable and accrued expenses	(7,175)	14,298
Net Cash Used in Operating Activities	(18,096)	(23,939)

Cash Flows from Investing Activities:	—	—

Cash Flows from Financing Activities:
Repayment to a Related Party	—	—
Advance from Shareholder	35,000	7,500
Advance from a former Shareholder	—	—
Net Cash Provided by Financing Activities	35,000	7,500

Increase (Decrease) in Cash	16,904	(16,439)
Cash at beginning of period	2,826	19,265
Cash at end of period	$19,730	$2,826

Supplemental Disclosure of Interest and Income Taxes Paid:
Interest paid during the period	$—	$—
Income taxes paid during the period	$—	$—

The accompanying notes are an integral part of these financial statements

SMSA Crane Acquisition Corp.

Notes to Financial Statements

December 31, 2019 and 2018

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

Note C – Going Concern

We have incurred recurring losses since inception and expect to continue to incur losses as a result of legal and professional fees and our corporate general and administrative expenses. Our net losses incurred for the years ended December 31, 2019 and 2018, amounted to approximately $10,921 and $38,237 respectively, and working capital (deficits) for the years ended December 31, 2019 and 2018 were approximately $76,401 and $65,480, respectively. As a result, there is substantial doubt about our ability to continue as a going concern. In the event that we are unable to generate sufficient cash from our operating activities or raise additional funds, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our business, operating results, financial condition and long-term prospects. The Company expects to seek to obtain additional funding through future equity issuances. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

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

Cash and cash equivalents

The Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with original maturities of three months or less, when purchased, to be cash and cash equivalents.

SMSA Crane Acquisition Corp.

Notes to Financial Statements

December 31, 2019 and 2018

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

As of December 31, 2019 and 2018, the Company had no outstanding stock warrants, options or convertible securities which could be considered dilutive for purposes of the loss per share calculation.

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

SMSA Crane Acquisition Corp.

Notes to Financial Statements

December 31, 2019 and 2018

Note F - Related Party Transactions

Due to Shareholder

As of December 31, 2019 and 2018, the Company owes $81,615 and $46,615, respectively, to Mr. Irwin Eskanos, the principal shareholder of the Company, for the funding of its current operating expenses. The amount owing is unsecured, non-interest bearing, and due on demand. During the years ended December 31, 2019 and 2018, Mr. Eskanos advanced $35,000 and $7,500, respectively.

Note G - Concentration of Credit Risk

At times cash deposited with financial institutions may exceed federally insured limits. The Company has not experienced any losses in such accounts through December 31, 2019.

Note H - Contingencies

The Company's business plan is now to pursue a business combination through the acquisition of, or merger with, an existing company seeking the perceived advantages of being a publicly traded corporation. No assurances can be given that the Company will be successful in pursuing a business combination in the near future or at all.

Note I - Income Taxes

As of December 31, 2019 and 2018, the Company has a net operating loss carryforward of approximately $428,000 and $417,000, respectively, to offset future taxable income. The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code. Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than a 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax expense (benefit) for each of the year ended December 31, 2019 and 2018 is 21%:

	Year Ended
	December 31,
	2019	2018

Statutory rate applied to income before income taxes	$(2,200)	$(8,100)
Effects of rate changes on deferred tax assets and valuation allowance
Change in valuation allowance	2,200	8,100
Income tax expense	$—	$—

The Company's only temporary difference due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, as of December 31, 2019 and 2018, respectively, relate solely to the Company's net operating loss carryforward(s). This difference gives rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of December 31, 2019 and 2018, respectively:

	December 31,
	2019	2018
Deferred tax assets – 21%
Net operating loss carryforwards	$89,900	$87,700
Less valuation allowance	(89,900)	(87,700)
Net Deferred Tax Asset	$—	$—

During the ended December 31, 2019 and 2018, respectively, the valuation allowance for the deferred tax asset increased by approximately $2,200 and $8,100, respectively. Open tax years that are subject to IRS examination start from 2013. The Company’s policy for recording interest and penalties are based on estimates and during the year ended December 31, 2019 and 2018, the Company recorded $0 and $0, respectively, in interest and penalties.

SMSA Crane Acquisition Corp.

Notes to Financial Statements

December 31, 2019 and 2018

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

There were no common shares issued or cancelled during the years ended December 31, 2019 and 2018.

There were no preferred shares issued and outstanding at December 31, 2019 and 2018. There were 10,047,495 shares of common stock with a par value $0.001 issued and outstanding as of December 31, 2019 and 2018.

Note K – Subsequent Events

In accordance with ASC 855-10, Company management reviewed all material events through the date of the issuance of these financial statements and determined that there are no additional material subsequent events to report, except as noted.

During May 2021, the Company received a loan of $20,000 from Mr. Irwin Eskanos, the principal shareholder of the Company, for the funding of its current operating expenses. The amount owing is unsecured, non-interest bearing, and due on demand.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ending December 31, 2019.

Item 9A.	Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2019. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2019 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2019, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

The following information sets forth the names, ages, and positions of our current directors and executive officers as of August 26, 2021.

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

Code of Ethics

As of December 31, 2019, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Currently, our sole executive officer, Irwin Eskanos, does not receive compensation for his service.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended December 31, 2019 and December 31, 3018.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Irwin Eskanos,	2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
CEO, CFO, and Director	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Narrative Disclosure to the Summary Compensation Table

Our executive officers did not receive any compensation in 2019.

Stock Option Grants

We have not granted any stock options to the executive officers or directors since our inception.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2019.

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

The following table sets forth, as of August 26, 2021, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly and the percentage shown is based on a total of 10,047,495 shares of common stock issued and outstanding.

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

Item 14.	Principal Accountant Fees and Services

The following table presents the aggregate fees billed for each of the last two fiscal years by the Company’s independent registered public accounting firm, Heaton & Company, PLLC (dba Pinnacle Accountancy Group of Utah), in connection with the audit of the Company’s consolidated financial statements and other professional services rendered.

Year Ended:	Audit Services	Audit Related Fees	Tax Fees	Other Fees
December 31, 2019	$400	n/a	n/a	n/a
December 31, 2018	$11,800	n/a	n/a	n/a

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

(a) Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)       Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws(1)
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 formatted in Extensible Business Reporting Language (XBRL).
	101.INS	XBRL Instance Document
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase
	101.LAB	XBRL Taxonomy Extension Label Linkbase
	101.DEF	XBRL Taxonomy Extension Definition Linkbase
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase
	101.SCH	XBRL Taxonomy Extension Schema

———————

(1)	Incorporated by reference to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on October 8, 2009.
*	Filed herewith
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Item 16.	Form 10-K Summary

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
September 10, 2021

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
September 10, 2021