Form 10-Q
period 2020-03-31
SMSA CRANE ACQUISITION CORP.
filed 2021-09-23
CIK 1473287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2020

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

Large Accelerated Filer ☐ Non-Accelerated Filer ☒	Accelerated Filer ☐ Smaller reporting company ☒
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,047,495 common shares as of September 23, 2021.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Our financial statements included in this Form 10-Q are as follows:

2	Condensed Balance Sheets as March 31, 2020 and December 31, 2019 (unaudited);
3	Condensed Statements of Operations for the three months ended March 31, 2020 and 2019 (unaudited);
4	Condensed Statements of Changes in Stockholders' Deficit for the three months ended March 31, 2020 and 2019 (unaudited);
5	Condensed Statements of Cash Flows for the three months ended March 31, 2020 and 2019 (unaudited);
6	Notes to Unaudited Condensed Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2020 are not necessarily indicative of the results that can be expected for the full year.

SMSA Crane Acquisition Corp.

Condensed Balance Sheets

March 31, 2020 and December 31, 2019

(Unaudited)

	March 31,	December 31,
	2020	2019

ASSETS

Current Assets
Cash – attorney escrow account	$10,998	$19,730

Total Current Assets	$10,998	$19,730

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$19,065	$14,516
Due to shareholder	81,615	81,615

Total Current Liabilities	100,680	96,131

Total Liabilities	100,680	96,131

Stockholders' Deficit
Preferred stock - $0.001 par value. 10,000,000 shares authorized. No shares issued and outstanding	—	—
Common stock - $0.001 par value. 100,000,000 shares authorized. 10,047,495 shares issued and outstanding	10,048	10,048
Additional paid-in capital	341,928	341,928
Accumulated deficit	(441,658)	(428,377)

Total Stockholders' Deficit	(89,682)	(76,401)

Total Liabilities and Stockholders' Deficit	$10,998	$19,730

The accompanying notes are an integral part of these unaudited financial statements

SMSA Crane Acquisition Corp.

Condensed Statements of Operations

Three Months Ended March 31, 2020 and 2019

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019

Revenues	$—	$—

Operating expenses
Professional fees	10,986	1,869
Other general and administrative	2,295	769
Total operating expenses	13,281	2,638

Other Income (Expense)
Total Other Income (Expense)	$—	$—

Loss from operations	(13,281)	(2,638)
Provision for income taxes	—	—
Net loss	$(13,281)	$(2,638)

Loss per Common shares - basic and fully diluted	$(0.00)	$(0.00)

Weighted-average number of common shares outstanding - basic and fully diluted	10,047,495	10,047,495

The accompanying notes are an integral part of these unaudited financial statements

SMSA Crane Acquisition Corp.

Statements of Changes in Stockholders' Deficit

For the Three Months Ended March 31, 2020 and 2019

(Unaudited)

			Additional
	Common Stock		paid-in		Total
	$0.001 Par Value		Capital	Accumulated	Stockholders'
	Shares	Amount	Amount	Deficit	Deficit
Balances at December 31, 2019	10,047,495	$10,048	$341,928	$(428,377)	$(76,401)

Net loss for the period	—	—		(13,281)	(13,281)
Balances at March 31, 2020	10,047,495	$10,048	$341,928	$(441,658)	$(89,682)

			Additional
	Common Stock		paid-in		Total
	$0.001 Par Value		Capital	Accumulated	Stockholders'
	Shares	Amount	Amount	Deficit	Deficit
Balances at December 31, 2018	10,047,495	$10,048	$341,928	$(417,456)	$(65,480)

Net loss for the period	—	—		(2,638)	(2,638)
Balances at March 31, 2019	10,047,495	$10,048	$341,928	$(420,094)	$(68,118)

The accompanying notes are an integral part of these unaudited financial statements

SMSA Crane Acquisition Corp.

Condensed Statements of Cash Flows

Three Months Ended March 31, 2020 and 2019

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(13,281)	$(2,638)
Adjustments to reconcile net loss to net cash used in operating activities

Changes in operating working capital items:
Increase in accounts payable and accrued expenses	4,549	2,638
Net Cash Used in Operating Activities	(8,732)	—

Cash Flows from Investing Activities:	—	—

Cash Flows from Financing Activities:	—	—

Net Change in Cash	(8,732)	—
Cash at beginning of period	19,730	2,826
Cash at end of period	$10,998	$2,826

Supplemental Disclosure of Interest and Income Taxes Paid:
Interest paid during the period	$—	$—
Income taxes paid during the period	$—	$—

The accompanying notes are an integral part of these unaudited financial statements

SMSA Crane Acquisition Corp.

Notes to Condensed Financial Statements

March 31, 2020

(Unaudited)

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

Note C – Going Concern

We have incurred recurring losses since inception and expect to continue to incur losses as a result of legal and professional fees and our corporate general and administrative expenses. Our net losses incurred for the years three months ended March 31, 2020 and 2019, amounted to approximately $13,281 and $2,638 respectively, and working capital (deficits) were $89,682 and $76,401 at March 31, 2020 and December 31, 2019, respectively. As a result, there is substantial doubt about our ability to continue as a going concern. In the event that we are unable to generate sufficient cash from our operating activities or raise additional funds, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our business, operating results, financial condition and long-term prospects. The Company expects to seek to obtain additional funding through future equity issuances. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

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

March 31, 2020

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

As of March 31, 2020 and December 31, 2019, the Company had no outstanding stock warrants, options or convertible securities which could be considered dilutive for purposes of the loss per share calculation.

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

SMSA Crane Acquisition Corp.

Notes to Financial Statements

March 31, 2020

Note F - Related Party Transactions

Due to Shareholder

As of March 31, 2020 and December 31, 2019, the Company owes $81,615 and $81,615, respectively, to Mr. Irwin Eskanos, the principal shareholder of the Company, for the funding of its current operating expenses. The amount owing is unsecured, non-interest bearing, and due on demand.

Note G - Concentration of Credit Risk

At times cash deposited with financial institutions may exceed federally insured limits. The Company has not experienced any losses in such accounts through March 31, 2020.

Note H - Contingencies

The Company's business plan is now to pursue a business combination through the acquisition of, or merger with, an existing company seeking the perceived advantages of being a publicly traded corporation. No assurances can be given that the Company will be successful in pursuing a business combination in the near future or at all.

Note I- Stockholders' Deficit

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

There were no common shares issued or cancelled during the three months ended March 31, 2020 or 2019.

There were no preferred shares issued and outstanding at March 31, 2020 or December 31, 2019. There were 10,047,495 shares of common stock with a par value $0.001 issued and outstanding as of March 31, 2020 and December 31,2019.

Note J – Subsequent Events

In accordance with ASC 855-10, Company management reviewed all material events through the date of the issuance of these financial statements and determined that there are no additional material subsequent events to report, except as noted.

During May 2021, the Company received a loan of $20,000 from a third party for the funding of its current operating expenses. The amount owing is unsecured, non-interest bearing, and due on demand.

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

Results of Operations

For the three months ended March 31, 2020 and 2019

Revenue

The Company had no revenue for the three months ended March 31, 2020 and 2019.

Operating Expenses

The following table presents our total operating expenses for the three months ended March 31, 2020 and 2019:

	Three months ended March 31,
	2020	2019
Professional fees	$10,986	$1,869
Other general and administrative	2,295	769
Operating expenses	$13,281	$2,638

Operating expenses consist mostly of the maintenance fees of the corporate entity and the preparation and filing of reports with the Securities and Exchange Commission. The increase in operating expenses for the three months ended March 31, 2020 was due to the increase in professional fees and other general and administrative costs compared with period of 2019.

Liquidity and Capital Resources

As of March 31, 2020, the Company had current assets in the amount of $10,998 consisting solely of cash. On March 31, 2020, the Company had current liabilities of $100,680, consisting of an amount due to our controlling shareholder of $81,615, and accounts payable of accrued expenses of $19,065. Our working capital deficit as of March 31, 2020 was $89,682.

Since its inception, the Company has financed its cash requirements from the sale of common stock and advances from related parties. Uses of funds have included activities to establish our business, professional fees and other general and administrative expenses.

We believe the Company will need additional resources to implement its strategic objectives in upcoming quarters. Due to our lack of operating history, however, our auditors have stated in their audit report that there currently exists substantial doubt about our ability to continue as a going concern. As of March 31, 2020, the Company has an accumulated deficit of approximately $441,658. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

The following table provides detailed information about our net cash flow for the periods presented in this Report.

Cash Flow

	Three months ended March 30,
	2020	2019
Net cash used in operating activities	$(8,732)	$—
Net cash provided by investing activities	—	—
Net cash provided by financing activities	—	—
Net cash inflow (outflow)	$(8,732)	$—

Operating Activities

Cash used in operating activities for the three months ended March 31, 2020, consisted of a net loss of $13,281, offset in part by an increase in accounts payable and accrued expenses of $4,549. The increase in cash used in operating activities during the three months ended March 31, 2020, as compared to the same period in 2019, was due the increase in net loss from $2,638 in 2019 to $13,281 in 2020, offset by a slightly larger increase in accounts payable and accrued expenses in 2020.

Investing Activities

Net cash provided by our investing activities for the three months ended March 31, 2020 and 2019 was $0.

Financing Activities

Net cash provided by our financing activities for the three months ended March 31, 2020 and 2019 was $0.

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

Off Balance Sheet Arrangements

As of March 31, 2020, there were no off balance sheet arrangements.

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

ITEM 4. CONTROLS AND PROCEDURES.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2020. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Irwin Eskanos. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2020, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2020.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES OR USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 formatted in Extensible Business Reporting Language (XBRL)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMSA Crane Acquisition Corp.

Date: September 23, 2021	By:	/s/ Irwin Eskanos
	Name:	Irwin Eskanos
	Title:	Chief Executive Officer,
Chief Financial Officer, and Director

