Form 10-Q
period 2020-09-30
SMSA CRANE ACQUISITION CORP.
filed 2021-09-27
CIK 1473287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2020

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,047,495 common shares as of September 24, 2021.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Our financial statements included in this Form 10-Q are as follows:

2	Condensed Balance Sheets as September 30, 2020 and December 31, 2019 (unaudited);
3	Condensed Statements of Operations for the three and nine months ended September 30, 2020 and 2019 (unaudited);
4	Condensed Statements of Changes in Stockholders' Deficit for the three and nine months ended September 30, 2020 and 2019 (unaudited);
5	Condensed Statements of Cash Flows for the nine months ended September 30, 2020 and 2019 (unaudited);
6	Notes to Unaudited Condensed Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2020 are not necessarily indicative of the results that can be expected for the full year.

SMSA Crane Acquisition Corp.

Condensed Balance Sheets

September 30, 2020 and December 31, 2019

(Unaudited)

	September 30,	December 31,
	2020	2019

ASSETS

Current Assets
Cash – attorney escrow account	$3,612	$19,730

Total Current Assets	$3,612	$19,730

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$27,075	$14,516
Due to shareholder	81,615	81,615

Total Current Liabilities	108,690	96,131

Total Liabilities	108,690	96,131

Stockholders' Deficit
Preferred stock - $0.001 par value.
10,000,000 shares authorized.
No shares issued and outstanding	—	—
Common stock - $0.001 par value.
100,000,000 shares authorized. 10,047,495 shares issued and outstanding	10,048	10,048
Additional paid-in capital	341,928	341,928
Accumulated deficit	(457,054)	(428,377)

Total Stockholders' Deficit	(105,078)	(76,401)

Total Liabilities and Stockholders' Deficit	$3,612	$19,730

The accompanying notes are an integral part of these condensed unaudited financial statements

SMSA Crane Acquisition Corp.

Condensed Statements of Operations

For the Three and Nine Months Ended September 30, 2020 and 2019

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Revenues	$—	$—	$—	$—

Operating expenses
Professional fees	569	1,056	21,117	3,335
Other general and administrative	2,039	1,160	7,560	2,815
Total operating expenses	2,608	2,216	28,677	6,150

Other Income (Expense)
Total Other Income (Expense)	$—	$—	$—	$—

Loss from operations	(2,608)	(2,216)	(28,677)	(6,150)
Provision for income taxes	—	—	—	—
Net loss	$(2,608)	$(2,216)	$(28,677)	$(6,150)

Loss per common shares - basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted-average number of
common shares outstanding
- basic and fully diluted	10,047,495	10,047,495	10,047,495	10,047,495

The accompanying notes are an integral part of these condensed unaudited financial statements

SMSA Crane Acquisition Corp.

 Statements of Changes in Stockholders' Deficit

Three and Nine Months Ended September 30, 2020 and 2019

(Unaudited)

	Common Stock		Additional		Total
	$0.001 Par Value		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balances at December 31, 2019	10,047,495	$10,048	$341,928	$(428,377)	$(76,401)

Net loss for the period	—	—	—	(13,281)	(13,281)
Balances at March 31, 2020	10,047,495	10,048	341,928	(441,658)	(89,682)

Net loss for the period	—	—	—	(12,788)	(12,788)
Balances at June 30, 2020	10,047,495	10,048	341,928	(454,446)	(102,470)

Net loss for the period	—	—	—	(2,608)	(2,608)
Balances at September 30, 2020	10,047,495	$10,048	$341,928	$(457,054)	$(105,078)

	Common Stock		Additional		Total
	$0.001 Par Value		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balances at December 31, 2018	10,047,495	$10,048	$341,928	$(417,456)	$(65,480)

Net loss for the period	—	—	—	(2,638)	(2,638)
Balances at March 31, 2019	10,047,495	10,048	341,928	(420,094)	(68,118)

Net loss for the period	—	—	—	(1,296)	(1,296)
Balances at June 30, 2019	10,047,495	10,048	341,928	(421,390)	(69,414)

Net loss for the period	—	—	—	(2,216)	(2,216)
Balances at September 30, 2019	10,047,495	$10,048	$341,928	$(423,606)	$(71,630)

The accompanying notes are an integral part of these condensed unaudited financial statements

SMSA Crane Acquisition Corp.

Condensed Statements of Cash Flows

For the Nine Months Ended September 30, 2020 and 2019

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(28,677)	$(6,150)
Adjustments to reconcile net loss to net cash used in operating activities

Changes in operating working capital items:
Increase in accounts payable and accrued expenses	12,559	3,324
Net Cash Used in Operating Activities	(16,118)	(2,826)

Cash Flows from Investing Activities:	—	—

Cash Flows from Financing Activities:	—	—

Net Change in Cash	(16,118)	(2,826)
Cash at beginning of period	19,730	2,826
Cash at end of period	$3,612	$—

Supplemental Disclosure of
Interest and Income Taxes Paid:
Interest paid during the period	$—	$—
Income taxes paid during the period	$—	$—

The accompanying notes are an integral part of these condensed unaudited financial statements

SMSA Crane Acquisition Corp.

Notes to Condensed Financial Statements

September 30, 2020

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

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the nine month period have been made. Results for the interim period presented are not necessarily indicative of the results that might be expected for the entire fiscal year. When used in these notes, the terms "Company," "we," "us" or "our" mean SMSA Crane Acquisition Corp.

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

Note B – Going Concern

We have incurred recurring losses since inception and expect to continue to incur losses as a result of legal and professional fees and our corporate general and administrative expenses. Our net losses incurred for the nine months ended September 30, 2020 and 2019, amounted to $28,677 and $6,150, respectively, and working capital deficits were $105,078 and $76,401 at September 30, 2020 and December 31, 2019, respectively. As a result, there is substantial doubt about our ability to continue as a going concern. In the event that we are unable to generate sufficient cash from our operating activities or raise additional funds, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our business, operating results, financial condition and long-term prospects. The Company expects to seek to obtain additional funding through future equity issuances. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

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

As of September 30, 2020 and December 31, 2019, the Company had no outstanding stock warrants, options or convertible securities that could be considered dilutive for purposes of the loss per share calculation.

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

Note E - Related Party Transactions

Due to Shareholder

As of September 30, 2020 and December 31, 2019, the Company owes $81,615 and $81,615, respectively, to Mr. Irwin Eskanos, the principal shareholder of the Company, for the funding of its current operating expenses. The amount owing is unsecured, non-interest bearing, and due on demand.

Note F - Concentration of Credit Risk

At times cash deposited with financial institutions may exceed federally insured limits. The Company has not experienced any losses in such accounts through September 30, 2020.

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

There were no common shares issued or cancelled during the nine months ended September 30, 2020 and 2019.

There were no preferred shares issued and outstanding at September 30, 2020 and December 31, 2019. There were 10,047,495 shares of common stock with a par value $0.001 issued and outstanding as of September 30, 2020 and December 31, 2019.

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

Results of Operations

For the three and nine months ended September 30, 2020 and 2019

Revenue

The Company had no revenue for the three and nine months ended September 30, 2020 and 2019.

Operating Expenses

The following table presents our total operating expenses for the three and nine months ended September 30, 2020 and 2019:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Professional fees	$569	$1,056	$21,117	$3,335
Other general and administrative	2,039	1,160	7,560	2,815
Operating expenses	$2,608	$2,216	$28,677	$6,150

Operating expenses consist mostly of the maintenance fees of the corporate entity and the preparation and filing of reports with the Securities and Exchange Commission. The increase in operating expenses for the nine months ended September 30, 2020 was due to the increase in professional fees and other general and administrative costs compared with the same periods in 2019.

Liquidity and Capital Resources

As of September 30, 2020, the Company had current assets in the amount of $3,612 consisting solely of cash. On September 30, 2020, the Company had current liabilities of $108,690, consisting of an amount due to our controlling shareholder of $81,615, and accounts payable and accrued expenses of $27,075. Our working capital deficit as of September 30, 2020 was $105,078.

Since its inception, the Company has financed its cash requirements from the sale of common stock and advances from related parties. Uses of funds have included activities to establish our business, professional fees and other general and administrative expenses.

We believe the Company will need additional resources to implement its strategic objectives in upcoming quarters. Due to our lack of operating history, however, our auditors have stated in their audit report on the December 31, 2019 financial statements that there exists substantial doubt about our ability to continue as a going concern. As of September 30, 2020, the Company has an accumulated deficit of $457,054. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

The following table provides detailed information about our net cash flow for the periods presented in this Report.

Cash Flow

	Nine months ended September 30,
	2020	2019
Net cash used in operating activities	$(16,118)	$(2,826)
Net cash provided by investing activities	—	—
Net cash provided by financing activities	—	—
Net cash (outflow)	$(16,118)	$(2,826)

Operating Activities

Cash used in operating activities for the nine months ended September 30, 2020, consisted of a net loss of $28,667, offset by an increase in accounts payable and accrued expenses of $12,559. Cash used in operating activities for the nine months ended September 30, 2019 consisted of a net loss of $6,150, offset by an increase in accounts payable and accrued expenses of $3,324. The increase in cash used in operating activities during the nine months ended September 30, 2020, as compared to the same period in 2019, was due the increase in net loss from $6,150 in 2019 to $28,667 in 2020, offset by a larger increase in accounts payable and accrued expenses in 2020.

Investing Activities

Net cash provided by our investing activities for the nine months ended September 30, 2020 and 2019 was $0.

Financing Activities

Net cash provided by our financing activities for the nine months ended September 30, 2020 and 2019 was $0.

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

Off Balance Sheet Arrangements

As of September 30, 2020, there were no off balance sheet arrangements.

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

ITEM 4. CONTROLS AND PROCEDURES.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2020. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Irwin Eskanos. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2020, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2020.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES OR USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 formatted in Extensible Business Reporting Language (XBRL)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMSA Crane Acquisition Corp.

Date: September 27, 2021	By:	/s/ Irwin Eskanos
	Name:	Irwin Eskanos
	Title:	Chief Executive Officer,
Chief Financial Officer, and Director