Form 10-K
period 2020-12-31
SMSA CRANE ACQUISITION CORP.
filed 2021-09-28
CIK 1473287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2020

☐  Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934  for the transition period from ________ to ________

Commission File Number: 000-53800

SMSA Crane Acquisition Corp.

(Exact name of registrant as specified in its charter)

Nevada	27-0984742
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4 Orinda Way, Suite 180-C, Orinda, CA 94563 (Address of principal executive offices) (Zip code)

(925) 791-1440 (Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act: Not Applicable
None (Title of each class)	N/A (Name of Exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

Common stock, par value of $0.001

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $n/a

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 10,047,495 as of September 27, 2021.

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

Holders of Our Common Stock

As of September 24, 2021, we had 10,047,495 shares of our common stock issued and outstanding, held by approximately 492 shareholders of record.

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

Item 6. Reserved

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

Fiscal Year Ended December 31, 2020 Compared to Fiscal Year Ended December 31, 2019

Revenue

The Company had no revenue for the years ended December 31, 2020 and 2019 respectively.

Operating Expenses

The following table presents our total operating expenses for the years ended December 31, 2020 and 2019:

	Years ended December 31,
	2020	2019
Professional fees	$8,861	$6,941
Other general and administrative costs	21,804	3,980
Total Operating Expenses	$30,665	$10,921

Operating expenses consist mostly of the maintenance fees of the corporate entity and the preparation and filing of reports with the Securities and Exchange Commission. The increase in operating expenses for the year ended December 31, 2020, as compared to the year ended December 31, 2019 was mainly due to the increase in general and administrative expenses as compared with 2019 because the Company complied more fully with its periodic reporting requirements and related obligations in 2020 as compared to 2019.

Liquidity and Capital Resources

Since its inception, the Company has financed its cash requirements from the sale of common stock and advances from related parties. Uses of funds have included activities to establish our business, professional fees and other general and administrative expenses.

We believe the Company will need additional resources to implement its strategic objectives in upcoming quarters. Due to our lack of operating history, however, our auditors have stated their opinion that there currently exists substantial doubt about our ability to continue as a going concern. As of December 31, 2020, the Company had an accumulated deficit of $459,042. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

The ability of the Company to continue as a going concern is dependent upon, among other things, obtaining additional financing to continue its filings with the Securities and Exchange Commission in 2021. In response to this and other potential problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The following table provides detailed information about our net cash flow for years presented in this report.

Cash Flow

	Year ended December 31,
	2020	2019
Net cash used in operating activities	$(17,906)	$(18,096)
Net cash provided by investing activities	—	—
Net cash provided by financing activities	—	35,000
Net cash inflow (outflow)	$(17,906)	$16,904

Operating Activities

Cash used in operating activities for the years ended December 31, 2020 and 2019 consisted of net loss as well as the effect of changes in working capital. In 2020, the Company had a net loss of $30,665 offset by an increase in accounts payable and accrued expenses of $12,759. By comparison, in 2019, the Company had a net loss of $10,921 increased by a decrease in accounts payable and accrued expenses of $7,175.

Investing Activities

Net cash provided by our investing activities for the years ended December 31, 2020 and 2019 was $0.

Financing Activities

Net cash provided by our financing activities for the year ended December 31, 2020 was $0. In the year ended December 31, 2019, investing activities provided $35,000 in cash, consisting entirely of an advance from our majority shareholder.

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

Off Balance Sheet Arrangements

As of December 31, 2020 there were no off balance sheet arrangements.

Going Concern

We have experienced recurring losses and had an accumulated deficit of $459,042 as of December 31, 2020. To date, we have not been able to produce sufficient sales to become cash flow positive and profitable on a consistent basis. The success of our business plan during the next 12 months and beyond will be contingent upon generating sufficient revenue to cover our costs of operations and/or upon obtaining additional financing. For these reasons, our auditor has raised substantial doubt about our ability to continue as a going concern.

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

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm
F-3	Balance Sheets as of December 31, 2020 and December 31, 2019;
F-4	Statements of Operations for the years ended December 31, 2020 and 2019;
F-5	Statements of Changes in Stockholders’ Deficit for the years ended December 31, 2020 and 2019;
F-6	Statements of Cash Flows for years ended December 31, 2020 and 2019;
F-7	Notes to Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

SMSA Crane Acquisition Corp.

Orinda, CA

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SMSA Crane Acquisition Corp. (the Company) as of December 31, 2020 and 2019, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses since inception and has not achieved profitable operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Going Concern – Disclosure

The financial statements of the Company are prepared on a going concern basis, which assumes that the Company will continue in operation for the foreseeable future and, accordingly, will be able to realize its assets and discharge its liabilities in the normal course of operations. As noted in “Going Concern Considerations” above, the Company has a history of recurring net losses, a significant accumulated deficit and currently has net working capital deficit. The Company has contractual obligations, such as commitments for repayments of accounts payable, accrued expenses, and amounts due to related parties (collectively “obligations”). Currently, management’s forecasts and related assumptions illustrate their ability to meet the obligations through managing expenditures, merging with an operating company, obtaining additional related or unrelated party loans, and issuing capital stock for additional funding to meet its operating needs. Should there be constraints on the ability to merge with an operating company or access financing through stock issuances, the Company will continue to manage cash outflows and meet the obligations through related and unrelated party loans.

We identified management’s assessment of the Company’s ability to continue as a going concern as a critical audit matter. Management made judgments to conclude that it is probable that the Company’s plans will be effectively implemented and will provide the necessary cash flows to fund the Company’s obligations as they become due. Specifically, the judgments with the highest degree of impact and subjectivity in determining it is probable that the Company’s plans will be effectively implemented include its ability to manage expenditures, its ability to access funding from the capital market, its ability to obtain additional related and unrelated party loans, and a merger with an operating company. Auditing the judgments made by management required a high degree of auditor judgment and an increased extent of audit effort.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included the following, among others: (i) evaluating the probability that the Company will be able to access funding from the capital market; (ii) evaluating the probability that the Company will be able to manage expenditures (iii) evaluating the probability that the Company will be able to obtain additional related and unrelated party loans, and (iv) evaluating the potential for a merger with an operating company.

/s/ Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since 2016.

Pinnacle Accountancy Group of Utah

(a dba of Heaton & Company, PLLC)

Farmington, Utah

September 27, 2021

SMSA Crane Acquisition Corp.

Balance Sheets

December 31, 2020 and 2019

	December 31,	December 31,
	2020	2019

ASSETS

Current Assets
Cash – attorney escrow account	$1,824	$19,730

Total Current Assets	$1,824	$19,730

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$27,275	$14,516
Due to shareholder	81,615	81,615

Total Current Liabilities	108,890	96,131

Total Liabilities	108,890	96,131

Stockholders' Deficit
Preferred stock - $0.001 par value.
10,000,000 shares authorized.
No shares issued and outstanding	—	—
Common stock - $0.001 par value.
100,000,000 shares authorized. 10,047,495 shares issued and outstanding	10,048	10,048
Additional paid-in capital	341,928	341,928
Accumulated deficit	(459,042)	(428,377)

Total Stockholders' Deficit	(107,066)	(76,401)

Total Liabilities and Stockholders' Deficit	$1,824	$19,730

The accompanying notes are an integral part of these financial statements

Statements of Operations

Years Ended December 31, 2020 and 2019

	December 31,
	2020	2019

Revenues	$—	$—

Operating expenses
Professional fees	8,861	6,941
Other general and administrative	21,804	3,980
Total operating expenses	30,665	10,921

Other income (expense)
Total other income (expense)	$—	$—

Loss from operations	(30,665)	(10,921)
Provision for income taxes	—	—
Net loss	$(30,665)	$(10,921)

Loss per common shares - basic and fully diluted	$(0.00)	(0.00)

Weighted-average number of
common shares outstanding
- basic and fully diluted	10,047,495	10,047,495

The accompanying notes are an integral part of these financial statements

SMSA Crane Acquisition Corp.

 Statements of Changes in Stockholders' Deficit

Years Ended December 31, 2020 and 2019

	Common Stock		Additional		Total
	$0.001 Par Value		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balances at December 31, 2018	10,047,495	$10,048	$341,928	$(417,456)	$(65,480)

Net loss for the year	—	—	—	(10,921)	(10,921)
Balances at December 31, 2019	10,047,495	$10,048	$341,928	$(428,377)	$(76,401)

Net loss for the year	—	—	—	(30,665)	(30,665)
Balances at December 31, 2020	10,047,495	$10,048	$341,928	$(459,042)	$(107,066)

The accompanying notes are an integral part of these financial statements

SMSA Crane Acquisition Corp.

Statements of Cash Flows

Years Ended December 31, 2020 and 2019

	Years Ended December 31,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(30,665)	$(10,921)
Adjustments to reconcile net loss to net cash used in operating activities

Changes in operating working capital items:
Increase (decrease) in accounts payable and accrued expenses	12,759	(7,175)
Net Cash Used in Operating Activities	(17,906)	(18,096)

Cash Flows from Investing Activities:	—	—

Cash Flows from Financing Activities:
Advance from shareholder	—	35,000
Net Cash Provided by Financing Activities	—	35,000

Net Change in Cash	(17,906)	16,904
Cash at beginning of period	19,730	2,826
Cash at end of period	$1,824	$19,730

Supplemental Disclosure of
Interest and Income Taxes Paid:
Interest paid during the period	$—	$—
Income taxes paid during the period	$—	$—

The accompanying notes are an integral part of these financial statements

SMSA Crane Acquisition Corp.

Notes to Financial Statements

December 31, 2020 and 2019

Note A - Background, Description of Business and Basis of presentation

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

The Company’s financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America (US GAAP). The Company has elected a December 31 year end.

Note B – Going Concern

We have incurred recurring losses since inception and expect to continue to incur losses as a result of legal and professional fees and our corporate general and administrative expenses. Our net losses incurred for the years ended December 31, 2020 and 2019 amounted to $30,665 and $10,921, respectively, and working capital deficits were $107,066 and $76,401 at December 31, 2020 and 2019, respectively. As a result, there is substantial doubt about our ability to continue as a going concern. In the event that we are unable to generate sufficient cash from our operating activities or raise additional funds, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our business, operating results, financial condition and long-term prospects. The Company expects to seek to obtain additional funding through future equity issuances. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

Note C - Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the valuation of deferred tax assets. Actual results could differ from those estimates.

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

The Company follows ASC 740-10 "Accounting for Uncertain Income Tax Positions," which requires the recognition of potential liabilities as a result of management's acceptance of potentially uncertain positions for income tax treatment on a "more-likely-than-not" probability of an assessment upon examination by a respective taxing authority. The Company does not have any uncertain income tax positions and has not incurred any liability for unrecognized tax benefits.

SMSA Crane Acquisition Corp.

Notes to Financial Statements

December 31, 2020 and 2019

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

As of December 31, 2020 and 2019, the Company had no outstanding stock warrants, options or convertible securities that could be considered dilutive for purposes of the loss per share calculation.

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

Note E - Related Party Transactions

Due to Shareholder

As of December 31, 2020 and 2019, the Company owes $81,615 and $81,615, respectively, to Mr. Irwin Eskanos, the principal shareholder of the Company, for the funding of its current operating expenses. The amount owing is unsecured, non-interest bearing, and due on demand.

Note F - Concentration of Credit Risk

At times cash deposited with financial institutions may exceed federally insured limits. The Company has not experienced any losses in such accounts through December 31, 2020.

Note G - Contingencies

The Company's business plan is to pursue a business combination through the acquisition of, or merger with, an existing company seeking the perceived advantages of being a publicly traded corporation. No assurances can be given that the Company will be successful in pursuing a business combination in the near future or at all.

Note I - Income Taxes

As of December 31, 2020 and 2019, the Company has a net operating loss carryforward of approximately $459,000 and $428,000, respectively, to offset future taxable income. The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code. Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than a 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

SMSA Crane Acquisition Corp.

Notes to Financial Statements

December 31, 2020 and 2019

The Company's income tax expense (benefit) for each of the years ended December 31, 2020 and 2019 is 21%:

	Year Ended
	December 31,
	2020	2019

Statutory rate applied to income before income taxes	$(6,400)	$(2,200)
Effects of rate changes on deferred tax assets and valuation allowance
Change in valuation allowance	6,400	2,200
Income tax expense	$—	$—

The Company's only temporary difference due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, as of December 31, 2020 and 2019, respectively, relate solely to the Company's net operating loss carryforward(s). This difference gives rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of December 31, 2020 and 2019, respectively:

	December 31,
	2020	2019
Deferred tax assets – 21%
Net operating loss carryforwards	$96,300	$89,900
Less valuation allowance	(96,300)	(89,900)
Net Deferred Tax Asset	$—	$—

During the ended December 31, 2020 and 2019, respectively, the valuation allowance for the deferred tax asset increased by approximately $6,400 and $2,200, respectively. Open tax years that are subject to IRS examination start from 2013. The Company’s policy for recording interest and penalties are based on estimates and during the years ended December 31, 2020 and 2019, the Company recorded $0 and $0, respectively, in interest and penalties.

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

There were no common shares issued or cancelled during the years ended December 31, 2020 and 2019.

There were no preferred shares issued and outstanding at December 31, 2020 and 2019. There were 10,047,495 shares of common stock with a par value $0.001 issued and outstanding as of December 31, 2020 and 2019.

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ending December 31, 2020.

Item 9A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2020. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2020, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake.  Additionally, controls can be circumvented by individual acts, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B. Other Information

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the names, ages, and positions of our current directors and executive officers as of September 24, 2021.

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

Code of Ethics

As of December 31, 2020, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Currently, our sole executive officer, Irwin Eskanos, does not receive compensation for his service.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended December 31, 2020 and December 31, 2019.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Irwin Eskanos,	2020	-0-	-0-	-0-	-0-	-0-	-0-	-0-	$0
CEO, CFO, and Director	2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Narrative Disclosure to the Summary Compensation Table

Our executive officers did not receive any compensation in 2020 or 2019.

Stock Option Grants

We have not granted any stock options to the executive officers or directors since our inception.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2020.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number Of Shares or Shares of Stock That Have Not Vested (#)	Market Value of Shares or Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Shares or Other Rights That Have Not Vested (#)
Irwin Eskanos, CEO, CFO, and Director	—	—	—	—	—	-	—	—	—

Director Compensation

The table below summarizes all compensation of our directors for our last completed fiscal year.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Irwin Eskanos	—	—	—	—	—	—	—

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of September 24, 2021, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly and the percentage shown is based on a total of 10,047,495 shares of common stock issued and outstanding.

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

As of December 31, 2020 and 2019, the Company owes $81,615 and $81,615, respectively, to Mr. Irwin Eskanos, the principal shareholder of the Company, for the funding of its current operating expenses. No loans or repayments were made during the years ended December 31, 2020 and 2019. The amount owing is unsecured, non-interest bearing, and due on demand.

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

Year Ended:	Audit Services	Audit Related Fees	Tax Fees	Other Fees
December 31, 2020	$8,500	n/a	n/a	n/a
December 31, 2019	$8,500	n/a	n/a	n/a

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

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a) Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws(1)
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 formatted in Extensible Business Reporting Language (XBRL).
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

**Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Item 16.	Form 10-K Summary

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMSA Crane Acquisition Corp.

By :	/s/ Irwin Eskanos
Irwin Eskanos President, Chief Executive Officer, Chief Financial Officer, and Director (Principal Executive Officer and Principal Financial Officer and Principal Accounting Officer)

Date:  September 27, 2021

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By :	/s/ Irwin Eskanos
Irwin Eskanos President, Chief Executive Officer, Chief Financial Officer, and Director (Principal Executive Officer and Principal Financial Officer and Principal Accounting Officer)

Date:  September 27, 2021