Form 10-Q
period 2021-06-30
SMSA CRANE ACQUISITION CORP.
filed 2021-09-28
CIK 1473287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2021

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,047,495 common shares as of September 27, 2021.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Our financial statements included in this Form 10-Q are as follows:

2	Condensed Balance Sheets as June 30, 2021 and December 31, 2020 (unaudited);
3	Condensed Statements of Operations for the three and six months ended June 30, 2021 and 2020 (unaudited);
4	Condensed Statements of Changes in Stockholders' Deficit for the three and six months ended June 30, 2021 and 2020 (unaudited);
5	Condensed Statements of Cash Flows for the six months ended June 30, 2021 and 2020 (unaudited);
6	Notes to Unaudited Condensed Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2021 are not necessarily indicative of the results that can be expected for the full year ended December 31, 2021.

SMSA Crane Acquisition Corp.

Condensed Balance Sheets

June 30, 2021 and December 31, 2020

(Unaudited)

	June 30,	December 31,
	2021	2020

ASSETS

Current Assets
Cash – attorney escrow account	$1,824	$1,824

Total Current Assets	$1,824	$1,824

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$20,543	$27,275
Notes payable	20,000	—
Due to shareholder	81,615	81,615

Total Current Liabilities	122,158	108,890

Total Liabilities	122,158	108,890

Stockholders' Deficit
Preferred stock - $0.001 par value. 10,000,000 shares authorized. No shares issued and outstanding	—	—
Common stock - $0.001 par value. 100,000,000 shares authorized. 10,047,495 shares issued and outstanding	10,048	10,048
Additional paid-in capital	341,928	341,928
Accumulated deficit	(472,310)	(459,042)

Total Stockholders' Deficit	(120,334)	(107,066)

Total Liabilities and Stockholders' Deficit	$1,824	$1,824

The accompanying notes are an integral part of these unaudited financial statements

SMSA Crane Acquisition Corp.

Condensed Statements of Operations

For the Three and Six Months Ended June 30, 2021 and 2020

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Revenues	$—	$—	$—	$—

Operating expenses
Professional fees	10,000	9,562	10,000	20,548
Other general and administrative	1,934	3,226	3,268	5,521
Total operating expenses	11,934	12,788	13,268	26,069

Other income (expense)
Total other income (expense)	$—	$—	$—	$—

Loss from operations	(11,934)	(12,788)	(13,268)	(26,069)
Provision for income taxes	—	—	—	—
Net loss	$(11,934)	$(12,788)	$(13,268)	$(26,069)

Loss per common shares - basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted-average number of common shares outstanding - basic and fully diluted	10,047,495	10,047,495	10,047,495	10,047,495

The accompanying notes are an integral part of these unaudited financial statements

SMSA Crane Acquisition Corp.

Statements of Changes in Stockholders' Deficit

Three and Six Months Ended June 30, 2021 and 2020

(Unaudited)

			Additional
	Common Stock		Paid-in		Total
	$0.001 Par Value		Capital	Accumulated	Stockholders'
	Shares	Amount	Amount	Deficit	Deficit
Balances at December 31, 2020	10,047,495	$10,048	$341,928	$(459,042)	$(107,066)

Net loss for the period	—	—	—	(1,334)	(1,334)
Balances at March 31, 2021	10,047,495	$10,048	$341,928	$(460,376)	$(108,400)

Net loss for the period	—	—	—	(11,934)	(11,934)
Balances at June 30, 2021	10,047,495	$10,048	$341,928	$(472,310)	$(120,334)

			Additional
	Common Stock		Paid-in		Total
	$0.001 Par Value		Capital	Accumulated	Stockholders'
	Shares	Amount	Amount	Deficit	Deficit
Balances at December 31, 2019	10,047,495	$10,048	$341,928	$(428,377)	$(76,401)

Net loss for the period	—	—	—	(13,281)	(13,281)
Balance at March 31, 2020	10,047,495	$10,048	$341,928	$(441,658)	$(89,682)

Net loss for the period	—	—	—	(12,788)	(12,788)
Balance at June 30, 2020	10,047,495	$10,048	$341,928	$(454,446)	$(102,470)

The accompanying notes are an integral part of these unaudited financial statements

SMSA Crane Acquisition Corp.

Condensed Statements of Cash Flows

For the Six Months Ended June 301, 2021 and 2020

(Unaudited)

	Six Months Ended
	June 30,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(13,268)	$(26,069)
Adjustments to reconcile net loss to net cash used in operating activities

Changes in operating working capital items:
Increase (decrease) in accounts payable and accrued expenses	(6,732)	10,520
Net Cash Used in Operating Activities	(20,000)	(15,549)

Cash Flows from Investing Activities:	—	—

Cash Flows from Financing Activities:
Proceeds from notes payable	20,000	—
Net Cash Provided by Financing Activities	20,000	—

Net Change in Cash	—	(15,549)
Cash at beginning of period	1,824	19,730
Cash at end of period	$1,824	$4,181

Supplemental Disclosure of Interest and Income Taxes Paid:
Interest paid during the period	$—	$—
Income taxes paid during the period	$—	$—

The accompanying notes are an integral part of these unaudited financial statements

SMSA Crane Acquisition Corp.

Notes to Condensed Financial Statements

June 30, 2021

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

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three and six month period have been made. Results for the interim period presented are not necessarily indicative of the results that might be expected for the entire fiscal year. When used in these notes, the terms "Company," "we," "us" or "our" mean SMSA Crane Acquisition Corp.

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

Note B – Going Concern

We have incurred recurring losses since inception and expect to continue to incur losses as a result of legal and professional fees and our corporate general and administrative expenses. Our net losses incurred for the six months ended June 30, 2021 and 2020, amounted to $13,268 and $26,069, respectively, and working capital deficits were $120,334 and $107,066 at June 30, 2021 and December 31, 2020, respectively. As a result, there is substantial doubt about our ability to continue as a going concern. In the event that we are unable to generate sufficient cash from our operating activities or raise additional funds, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our business, operating results, financial condition and long-term prospects. The Company expects to seek to obtain additional funding through future equity issuances. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

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

June 30, 2021

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

The Company follows ASC 740-10 "Accounting for Uncertain Income Tax Positions," which requires the recognition of potential liabilities as a result of management's acceptance of potentially uncertain positions for income tax treatment on a "more-likely-than-not" probability of an assessment upon examination by a respective taxing authority. To date, the Company has no uncertain tax positions and has not incurred any liability for unrecognized tax benefits.

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

As of June 30, 2021 and December 31, 2020, the Company had no outstanding stock warrants, options or convertible securities that could be considered dilutive for purposes of the loss per share calculation.

Recently Adopted Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note D - Fair Value of Financial Instruments and Fair Value Measurements

The carrying amounts of cash, accounts payable and accrued expenses, notes payable, and due to shareholder, approximate fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

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

SMSA Crane Acquisition Corp.

Notes to Condensed Financial Statements

June 30, 2021

(Unaudited)

Note E - Related Party Transactions

Due to Shareholder

As of June 30, 2021 and December 31, 2020, the Company owes $81,615 and $81,615, respectively, to Mr. Irwin Eskanos, the principal shareholder of the Company, for the funding of its current operating expenses. The amount owing is unsecured, non-interest bearing, and due on demand.

Note F - Concentration of Credit Risk

At times cash deposited with financial institutions may exceed federally insured limits. The Company has not experienced any losses in such accounts through June 30, 2021.

Note G – Notes Payable

During the six months ended June 30, 2021, the Company received a $20,000 loan from an unrelated third party for the funding of its current operating expenses. The note is unsecured, non-interesting bearing, and due on demand. As of June 30, 2021 the note balance remains $20,000.

Note H - Contingencies

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

There were no common shares issued or cancelled during the six months ended June 30, 2021 or 2020.

There were no preferred shares issued and outstanding at June 30, 2021 and December 31, 2020. There were 10,047,495 shares of common stock with a par value $0.001 issued and outstanding as of June 30, 2021 and December 31, 2020.

Note J- Subsequent Events

In accordance with ASC 855-10, Company management reviewed all material events through the date of the issuance of these financial statements and determined that there are no material subsequent events to report.

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

Results of Operations

For the three and six months ended June 30, 2021 and 2020

Revenue

The Company had no revenue for the three and six months ended June 30, 2021 and 2020.

Operating Expenses

The following table presents our total operating expenses for the three and six months ended June 30, 2021 and 2020:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Professional fees	$10,000	$9,562	$10,000	$20,548
Other general and administrative	1,934	3,226	3,268	5,521
Operating expenses	$11,934	$12,788	$13,268	$26,069

Operating expenses consist mostly of the maintenance fees of the corporate entity and the preparation and filing of reports with the Securities and Exchange Commission. The decrease in operating expenses for the six months ended June 30, 2021 was primarily due to the decrease in professional fees for the first quarter of 2021 compared to 2020, as the Company did not actively comply with its reporting obligations during the first quarter of 2021.

Liquidity and Capital Resources

As of June 30, 2021, the Company had current assets in the amount of $1,824 consisting solely of cash. On June 30, 2021, the Company had current liabilities of $122,158, consisting of an amount due to our controlling shareholder of $81,615, a note payable to a third party of $20,000, and accounts payable and accrued expenses of $20,543. Our working capital deficit as of June 30, 2021 was $120,334.

Since its inception, the Company has financed its cash requirements from the sale of common stock and advances from related parties and third parties. Uses of funds have included activities to establish our business, professional fees and other general and administrative expenses.

We believe the Company will need additional resources to implement its strategic objectives in upcoming quarters. Due to our lack of operating history, however, our auditors have stated in their audit report that there currently exists substantial doubt about our ability to continue as a going concern. As of June 30, 2021, the Company has an accumulated deficit of $472,310. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

The following table provides detailed information about our net cash flow for the periods presented in this Report.

Cash Flow

	Six months ended June 30,
	2021	2020
Net cash used in operating activities	$(20,000)	$(15,549)
Net cash provided by investing activities	—	—
Net cash provided by financing activities	20,000	—
Net cash (outflow)	$—	$(15,549)

Operating Activities

Cash used in operating activities for the six months ended June 30, 2021 consisted of a net loss of $13,268, plus a decrease in accounts payable and accrued expenses in the amount of $6,732. Cash used in operating activities for the six months ended June 30, 2020 consisted of a net loss of $26,069, offset by an increase in accounts payable and accrued expenses of $10,520. The increase in cash used in operating activities during the six months ended June 30, 2021, as compared to the same period in 2020, was due the decrease in accounts payable and accrued expenses of $6,731 in 2021, compared to an increase in accounts payable and accrued expenses of $10,250 in 2020, offset by decrease in net loss from $26,069 in 2020 to $13,268 in 2021.

Investing Activities

Net cash provided by our investing activities for the six months ended June 30, 2021 and 2020 was $0.

Financing Activities

Net cash provided by our financing activities for the six months ended June 30, 2021 was $20,000, consisting entirely of the proceeds of a third party note payable. Net cash provided by financing activities for the six months ended June 30, 2020 was $0.

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

Off Balance Sheet Arrangements

As of June 30, 2021, there were no off balance sheet arrangements.

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

ITEM 4. CONTROLS AND PROCEDURES.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2021. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Irwin Eskanos. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2021.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES OR USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMSA Crane Acquisition Corp.

Date: September 28, 2021	By:	/s/ Irwin Eskanos
	Name:	Irwin Eskanos
	Title:	Chief Executive Officer,
Chief Financial Officer, and Director